Form 10-Q
period 1998-03-31
EUROPEAN MICRO HOLDINGS INC
filed 1998-05-13
CIK 1052914

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

      (MARK ONE)

    |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 (Fee Required)

                For the quarterly period ended March 31, 1998

    |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         (No Fee Required)

              For the transition period from _______ to _______.

                          Commission File No. 333-44393

                          EUROPEAN MICRO HOLDINGS, INC.
                (Name of Registrant as Specified in Its Charter)

NEVADA                                                 65-0803752
------                                                 ----------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

6073 N.W. 167th Street, Unit C-25, Miami, Florida      33015
-------------------------------------------------      -----
(Address of Principal Executive Offices)               (Zip Code)

                                 (305) 825-2458
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      There were 4,000,000 shares of Common Stock outstanding as of April 6, 1998, the effective date of the Registrant's Registration Statement (the "Registration Statement") on Form S-1 filed by the Registrant on January 16, 1998 (File No. 333-44393). The number of shares of Common Stock outstanding as of April 6, 1998 does not reflect the sale of any shares of Common Stock pursuant to the Registration Statement.

                          EUROPEAN MICRO HOLDINGS, INC.


PART I


FINANCIAL INFORMATION
---------------------


ITEM 1.   FINANCIAL STATEMENTS.
          --------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 1997
   and March 31, 1998...................................................3

Consolidated Statements of Earnings for the three
   and nine months ended March 31, 1997 and 1998........................4

Consolidated Statement of Changes in Shareholders' Equity
   for the nine months ended March 31, 1998.............................5

Consolidated Statements of Cash Flows for the nine months
   ended March 31, 1997 and 1998........................................6

Notes to Consolidated Financial Statements..............................7

                          EUROPEAN MICRO HOLDINGS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            (UNAUDITED)
                                                            MARCH 31,   JUNE 30,
                                                                 1998      1997

              ASSETS
CURRENT ASSETS:
  Cash                                                       $   613       288
  Trade receivables, net                                       6,760     2,956
  Discounted trade receivables                                 5,009     2,779
  Due from related parties                                        59       569
  Inventories, net                                             4,037     1,560
  Deferred tax asset                                               3         -
  Prepaid expenses                                               214        75
  Other current assets                                         2,387        37
                                                             -------   -------
      TOTAL CURRENT ASSETS                                    19,082     8,264
  Property and equipment, net                                    599       389
  Investments                                                    212       191
                                                             -------   -------
      TOTAL ASSETS                                           $19,893     8,844
                                                             =======   =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft                                             $ 4,279     1,034
  Discount creditor                                            4,007     2,223
  Trade payables                                                 676     2,038
  Other current liabilities                                    2,280       376
  Due to related parties                                         958       188
  Income taxes payable                                         2,019       375
  Deferred income taxes                                            -        54
                                                             -------    ------
      TOTAL CURRENT LIABILITIES                               14,219     6,288
  Long term borrowings                                            84        45
                                                             -------   -------
      TOTAL LIABILITIES                                       14,303     6,333
                                                             -------   -------

Commitments & contingencies                                        -         -

SHAREHOLDERS' EQUITY:
  Preferred stock $0.01 par value shares: 1,000,000
     authorized, no shares issued and outstanding                  -         -
  Common stock $0.01 par value shares: 20,000,000
     authorized at, 1997 and 1998, shares issued
     and outstanding, 4,000,000 at 1998 and 1997                  40        40
  Additional paid in capital                                   1,624     1,624
  Retained earnings                                            3,850       826
  Cumulative foreign currency translation adjustment              76        21
                                                             -------   -------
      TOTAL SHAREHOLDERS' EQUITY                               5,590     2,511

                                                             -------   -------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $19,893     8,844
                                                             =======   =======

                          EUROPEAN MICRO HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             (UNAUDITED)         (UNAUDITED)
                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                              MARCH 31,           MARCH 31,
                                           1998       1997      1998      1997
SALES:
Net sales                                  $27,422    13,571   59,571    33,165
Net sales to related parties                11,708         -   25,667        65
                                           -------    ------   ------    ------

      Total net sales                       39,130    13,571   85,238    33,230
                                           -------    ------   ------    ------

COST OF GOODS SOLD:
Cost of goods sold                         (20,936)  (12,117) (48,990)  (29,455)
Cost of goods sold to related parties      (11,613)        -  (25,287)      (65)
                                            ------    ------   ------    ------

       Cost of goods sold                  (32,549)  (12,117) (74,277)  (29,520)
                                            ------    ------   ------    ------


GROSS PROFIT                                 6,581     1,454   10,961     3,710

OPERATING EXPENSES:
Selling, general and
  administrative expenses                   (2,842)     (822)  (5,248)   (2,338)
Expenses attributable to
  related parties                              (31)      (32)    (104)     (104)
                                            ------    ------   ------    ------

      Total operating expenses              (2,873)     (854)  (5,352)   (2,442)
                                            ------    ------   ------    ------

OPERATING PROFIT                             3,708       600    5,609     1,268

Interest expense, net                         (117)      (93)    (328)     (145)
Equity in net income (loss) of
  unconsolidated affiliate                       2       (49)      23       (49)
                                            ------    ------   ------    ------

INCOME BEFORE INCOME TAXES                   3,593       458    5,304     1,074

  Taxes on income                           (1,213)     (167)  (1,770)     (402)
                                            ------    ------   ------    ------

NET INCOME                                  $2,380       291    3,534       672
                                            ======    ======   ======    ======


BASIC AND DILUTED EARNINGS PER SHARE        $ 0.60      0.07     0.88      0.17
                                            ======    ======    =====    ======

                          EUROPEAN MICRO HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                 CUMULATIVE
                                                                     RETAINED       FOREIGN
                                                      ADDITIONAL     EARNINGS      CURRENCY          TOTAL
                                                         PAID IN  ACCUMULATED   TRANSLATION   SHAREHOLDERS'
                                     COMMON STOCK        CAPITAL       LOSSES)   ADJUSTMENT         EQUITY
                                     Shares  Amount
Balance at June 30, 1997            4,000,000   $40        1,624        826         21              2,511
Net income                                  -     -            -      3,534          -              3,534
Dividends declared ($0.14 per
  share)                                    -     -            -       (550)         -               (550)
Foreign currency translation                -     -            -         40         55                 95
  adjustment                                -     -            -         40         55                 95
                                    ---------   ---        -----      -----         --              -----

Balance at March 31, 1998           4,000,000   $40        1,624      3,850         76              5,590
                                    =========   ===        =====      =====         ==              =====


                          EUROPEAN MICRO HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                       (UNAUDITED)
                                                    NINE MONTHS ENDED
                                                        MARCH 31,
                                                     1998          1997
OPERATING ACTIVITIES:
Net income                                         $3,534           672
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES
  Depreciation and other                             120            126
  Provision for deferred taxes                       (57)            33
  Equity in net loss (income) of                     (21)            49
      unconsolidated affiliate
CHANGES IN ASSETS AND LIABILITIES
  Trade receivables                               (6,034)        (3,095)
  Due from related parties                           510            708
  Inventory                                       (2,477)            60
  Other current assets                            (2,489)          (218)
  Trade payables                                  (1,362)           310
  Due to related parties                             770           (725)
  Taxes payable                                    1,644             51
     Other net                                     1,879            214
                                                  ------         ------

NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                            (3,983)        (1,815)
                                                  ------         ------

INVESTING ACTIVITIES:
  Purchase of fixed assets                          (451)          (196)
  Sale of fixed assets                               121             34
  Investment in unconsolidated affiliate               -           (264)
                                                  ------         ------

NET CASH USED IN INVESTING ACTIVITIES               (330)          (426)
                                                  ------         ------

FINANCING ACTIVITIES:
Dividends paid                                      (550)          (416)
Repayment of capital                                  64              -
leases, net
Change in bank overdraft                           3,245           (424)
Change in discounting creditor                     1,784          3,037
                                                  ------         ------

NET CASH PROVIDED BY (USED IN )                    4,543          2,197
 FINANCING ACTIVITIES

Exchange rate changes                                 95           (125)
                                                  ------         ------
NET (DECREASE) INCREASE IN CASH                      325           (169)
Cash at beginning of period                          288            322
                                                  ------         ------
CASH AT END OF PERIOD                               $613            153
                                                  ======         ======

Interest paid                                        117            145
                                                  ======         ======
Taxes paid                                           261            397
                                                  ======         ======

                          EUROPEAN MICRO HOLDINGS, INC.



                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1    INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the Company's Registration Statement on Form S-1 which was filed on January 16, 1998 (the "Registration Statement") and was declared effective on April 6, 1998 by the Securities and Exchange Commission.

In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

2    INVENTORY

Inventories comprise (in thousands):

                                               MARCH 31,     JUNE 30,
                                                    1998         1997

Finished goods and goods for resale              $4,411       1,595
Less: Allowance for inventory obsolescence         (374)        (35)
                                                 ------       -----

                                                 $4,037       1,560
                                                 ======       =====

As of June 30, 1997, the Company's inventory was insured against theft or damage to the extent of $1,560,000. The maximum value of inventory insured under the Company's insurance cover in place at June 30, 1997 was $2,900,000. As at March 31, 1998, the insured value of inventory was $7,536,000.

Obsolescence comprise (in thousands):

                                               MARCH 31,     JUNE 30,
                                                   1998         1997

Beginning balance                                   $35         116
Provision for obsolescence                          422         (81)
Amounts written off                                 (83)          -
                                                   ----         ---
Ending balance                                     $374          35
                                                   ====         ===

                          EUROPEAN MICRO HOLDINGS, INC.

3    OTHER CURRENT ASSETS

Other current assets comprise (in thousands):


                                               MARCH 31,     JUNE 30,
                                                   1998         1997

Amounts due re price protection                  $1,382           -
Deferred issuance costs carried forward             854           -
Other                                               151          37
                                                 ------         ---
                                                 $2,387          37
                                                 ======         ===

3    OTHER CURRENT LIABILITIES

Other current liabilities comprise (in thousands):

                                               MARCH 31,     JUNE 30,
                                                   1998         1997

Accrued expenses                                 $1,186          215
VAT payable                                         690           33
PAYE and NIC                                        311           63
Hire purchase and capital leases                     69           44
Others                                               24           21
                                                 ------         ----
                                                 $2,280          376
                                                 ======         ====


4    SUBSEQUENT EVENTS


On April 6, 1998, the Registration Statement on Form S-1 in connection with an initial public offering referred to in Note 1 was declared effective by the Securities and Exchange Commission. As of the date hereof, the Company has not received any proceeds in connection with the offering as the closing has not yet taken place.

                          EUROPEAN MICRO HOLDINGS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         --------------------------------------------------------------------

INTRODUCTORY STATEMENTS

      FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Quarterly Report contains forward-looking statements, including statements regarding, among other things, (a) European Micro Holdings, Inc.'s ("European Micro" or the "Company") projected sales and profitability, (b) the Company's growth strategies, (c) anticipated trends in the Company's industry and (d) the Company's future financing plans. In addition, when used in this Quarterly Report, the words "believes," "anticipates," "intends," "in anticipation of," "expects," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the Company's industry, reductions in the availability of financing and availability of computer products on terms as favorable as experienced by the Company in prior periods and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report will in fact occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

      In the three-month period ended March 31, 1998, the Company experienced unusually strong operating results due to exceptional opportunities which may not be indicative of future operating results. In particular, the Company notes that in the period it purchased computer peripherals on extremely favorable terms and subsequently sold in the period. The Company does not expect to be able to regularly purchase, if ever, computer peripherals or other products on terms as favorable as purchased in the three-month period ended March 31, 1998. As a result, the Company's operating results for the period may not be indicative of future operating results. The Company expects its profitability when measured as a percentage of net sales (i.e. gross margin, return on sales or otherwise) to be significantly lower in future periods than experienced by the Company in the three-month period ended March 31, 1998.

OVERVIEW

      European Micro is an independent distributor of microcomputer products, including personal computers, memory modules, disc drives and networking products, selling products primarily to customers in Western Europe and to related parties in the United States. European Micro has pursued and expects to continue to pursue a strategy of purchasing product for resale on the worldwide surplus or aftermarket, as opposed to purchasing product for resale directly from manufacturers. European Micro's ability to purchase products for resale in these markets has to date enabled European Micro to significantly increase net sales and achieve strong operating results, although such operating results may not be indicative of future results.

      European Micro Holdings, Inc. was formed in December 1997 to serve as a holding company of two wholly owned subsidiaries, European Micro Plc, a public limited company organized under the laws of the United Kingdom ("European Micro

                          EUROPEAN MICRO HOLDINGS, INC.


UK"), and Nor'easter Micro, Inc., a Nevada corporation ("Nor'easter"). To date, the Company has derived substantially all of its operating income and cash flow from European Micro UK. Nor'easter was formed in December 1997 to serve as an independent distributor of microcomputer products in the United States. Nor'easter is a startup company which has not materially contributed to or affected the Company's business, financial condition and results of operations in the three-month period ended March 31, 1998.

      A majority of the Company's sales were denominated in currencies other than the United States dollar. Changes in the value of foreign currencies relative to the United States dollar could adversely affect the Company's results of operations and cash position. When possible, the Company engages in currency hedging transactions primarily through the purchase and sale of forward exchange contracts intended to reduce these risks, although there can be no assurance that the Company's hedging transactions will be successful in reducing such risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Currency Risk Management."

RESULTS OF OPERATIONS

      The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in European Micro's Consolidated Statements of Earnings:

                             PERCENTAGE OF NET SALES


                                        (UNAUDITED)            (UNAUDITED)
                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                         MARCH 31,              MARCH 31,

                                    1998       1997         1998       1997
                                    ----       ----         ----       ----

Net sales to third parties           70.1%     100.0%        69.9%       99.8%
Net sales to related parties         29.9%       0.0%        30.1%        0.2%
                                    ------     ------      -------      ------
Total net sales                     100.0%     100.0%       100.0%      100.0%
                                    ------     ------      -------      ------
Cost of goods sold to third
parties                             (53.5%)    (89.3%)      (57.4%)     (88.6%)
Cost of goods sold to
related parties                     (29.7%)     (0.0%)      (29.7%)      (0.2%)
                                    ------     ------      -------      ------
Total cost of goods sold            (83.2%)    (89.3%)      (87.1%)     (88.8%)
                                    ------     ------       ------      ------
Gross profit                         16.8%      10.7%        12.9%       11.2%
Operating expenses                   (7.3%)     (6.3%)       (6.3%)      (7.4%)
                                    ------     ------      -------      ------
Operating profit                      9.5%       4.4%         6.6%        3.8%
Interest expense                     (0.3%)     (0.7%)       (0.4%)      (0.4%)
Share of (loss)/ income in the
in the unconsolidated affiliate       0.0%      (0.4%)        0.0%       (0.1%)
                                    ------     ------       ------      ------
Income before income taxes            9.2%       3.3%         6.2%        3.2%
Provision for income taxes          (3.1%)     (1.2%)       (2.1%)      (1.2%)

                                    ------     ------      -------      ------
Net Income                            6.1%       2.1%         4.1%        2.0%
                                    ======     ======      ======       ======

                          EUROPEAN MICRO HOLDINGS, INC.


THREE-MONTH PERIOD ENDED MARCH 31, 1998 AND 1997

      TOTAL NET SALES. Total net sales increased $25.6 million, or 188.3%, from $13.6 million in the three-month period ended March 31, 1997 to $39.1 million in the comparable period in 1998. This increase was attributable to sales to related parties (accounting for approximately $11.7 million) and the purchase of computer peripherals which were acquired by the Company on exceptional terms (accounting for approximately $13.8 million) and subsequently sold. There can be no assurance that the Company will be able to maintain the level of sales or sales growth achieved in this period because the Company does not expect to be able to achieve the exceptional opportunities in connection with the purchase of peripherals or other products on terms as favorable as achieved in the three-month period ended March 31, 1998.

      Net sales to related parties increased to $11.7 million in the three-month period ended March 31, 1998. This increase is attributable to purchases of computer peripherals made on behalf of related parties. The related parties consist of a group of entities in which an ownership interest is held by either of the two primary shareholders of the Company, John B. Gallagher or Harry D. Shields. In order to facilitate fast and efficient international transactions, each member of the group has acted as a supplier for, and purchaser from, the other members of the group. The group has attempted to price inter-group sales at one percent above the selling group member's cost, although the group has made numerous exceptions in times of short supply, to cover assembly costs and to reward certain group members for exceptional low-cost purchases. None of the members of the group are under any legal obligation to continue to act as a supplier for or purchaser from the other members of the group. If the Company is unable to sell product to other members of the group, the Company's revenues will be significantly reduced and its business, financial condition and results of operations will be materially adversely affected.

      Excluding net sales to related parties, net sales increased $13.8 million, or 102.1%, from $13.6 million in the three-month period ended March 31, 1997 to $27.4 million in the comparable period in 1998. This is largely attributable to the purchase and subsequent sale of computer peripherals during the period. The Company does not expect to be able to regularly purchase computer peripherals and other products on terms as favorable as achieved in the three-month period ended March 31, 1998.

      GROSS PROFIT. Gross profit increased $5.1 million, or 340.0%, from $1.5 million in the three-month period ended March 31, 1997 to $6.6 million in the comparable period in 1998 due principally to greater sales in the period, including the purchase of computer peripherals which were acquired by the Company on exceptional terms and subsequently sold. Gross profit excluding related party transactions increased $5.0 million, or 333.3%, from $1.5 million

                          EUROPEAN MICRO HOLDINGS, INC.


in the three-month period ended March 31, 1997 to $6.5 million the comparable period in 1998. Gross profit attributable to related party sales was not significant in the three-month period ended March 31, 1998. The Company's gross profit in the period was unusually high due to the favorable terms the Company was able purchase computer peripherals for in the period. The Company expects its gross profit to be significantly lower in future periods because it does not expect to achieve the exceptional opportunities in connection with the purchase of computer peripherals and other products on terms as favorable as achieved in the three-month period ended March 31, 1998.

      Gross margin increased from 10.7% in the three-month period ended March 31, 1997 to 16.8% in the comparable period in 1998. Excluding related party transactions, gross margin increased from 10.7% in the three-month period ended March 31, 1997 to 23.7% in the comparable period in 1998. This increase was largely attributable to higher gross margins associated with the purchase and subsequent sale of computer peripherals which the Company purchased on exceptional terms. The Company expects its gross margin to be significantly lower in future periods because it does not expect to be able to make purchases similar to that achieved in the three-month period ended March 31, 1998.

      OPERATING EXPENSES. Operating expenses as a percentage of total net sales increased from 6.3% in the three-month period ended March 31, 1997 to 7.3% in the comparable period in 1998. Excluding related party transactions, operating expenses as a percentage of net sales increased from 6.1% in the three-month period ended March 31, 1997 to 10.4% in the comparable period in 1998. Operating expenses increased primarily due to higher commission and bonus compensation paid during the period. The Company's commission and bonus compensation is based on the Company's gross margin. For the reasons set forth above, the Company achieved higher gross margins in the period which resulted in higher commission and bonus compensation in the period.

      INTEREST EXPENSE. Interest expense increased by $24,000 from $93,000 in three-month period ended March 31, 1997 to $117,000 in the comparable period in 1998. This was attributable to increased borrowings by the Company to fund its inventory and accounts receivable.

      INCOME TAXES. Income taxes as a percentage of earnings before income taxes decreased from 36.5% in the three-month period ended March 31, 1997 to 33.8% in the comparable period in 1998. The decrease was primarily attributable to a decrease in the amount of disallowed travel and entertainment expenditures for corporate income tax purposes. The effective rate of income tax may increase as a result of the change in structure and the mix of sales across the various countries to which the Company sells its products.

      INTEREST IN JOINT VENTURE. The Company's share of income or loss from Big Blue Europe, B.V., a 50% joint venture, increased from a loss of $49,000 in the three-month period ended March 31, 1997 to a gain of $2,000 in the comparable period in 1998. These earnings are attributed to the business maturing past the start-up stage. The Company expects this trend to continue as Big Blue Europe, B.V. attracts more customers and further strengthens existing relationships.

                          EUROPEAN MICRO HOLDINGS, INC.


NINE-MONTH PERIOD ENDED MARCH 31, 1998 AND 1997

      TOTAL NET SALES. Total net sales increased $52 million, or 156.5%, from $33.2 million in the nine-month period ended March 31, 1997 to $85.2 million in the comparable period in 1998. Excluding net sales to related parties, net sales increased $26.4 million, or 79.6%, from $33.2 million in the nine-month period ended March 31,1997 to $59.6 million in comparable period in 1998. The increase in net sales was attributable to sales to related parties (accounting for approximately $25.6 million), the purchase of computer peripherals on exceptional terms and subsequently sold in the period (accounting for approximately $13.8 million), the broadening of the Company's product base (accounting for approximately $6.0 million), the return of some key personnel from temporary leave (accounting for approximately $4.0 million) and the growth of the Premier Dealers Division (accounting for approximately $2.6 million). There can be no assurance that the Company will be able to maintain the level of sales or sales growth achieved in this period because the Company does not expect to be able to regularly purchase peripherals and other products on terms as favorable as achieved in the three-month period ended March 31, 1998.

      Net sales to related parties increased $25.6 million from $65,000 in the nine-month period ended March 31,1997 to $25.7 million in the comparable period in 1998. This increase is attributable to purchases of computer peripherals made on behalf of related parties and subsequently sold them which in turn sold them to third parties.

      GROSS PROFIT. Gross profit increased $7.3 million, or 195.4%, from $3.7 million in the nine-month period ended March 31, 1997 to $11 million in the comparable period in 1998. Gross profit excluding related party transactions increased to $10.6 million the nine-month period ended March 31, 1998 from $3.7 million in the same period of the prior year. The Company's gross profit in the current period was unusually high due to the favorable terms the Company was able to purchase computer peripherals for in the three-month period ended March 31, 1998. The Company expects its gross profit to be significantly lower in future periods because it does not expect to be able to regularly purchase computer peripherals and other products on terms as favorable as purchased in the three-month period ended march 31, 1998.

      Gross margins increased from 11.2% in the nine-month period ended March 31, 1997 to 12.9% in the comparable period in 1998. Excluding related party transactions, gross margin increased from 11.2% in the nine-month period ended March 31, 1997 to 17.8% in the comparable period in 1998. The increase in gross margins was attributable to higher than usual margins caused by the purchase of computer peripherals in the period which were purchased by the Company on exceptional terms and subsequently sold. The Company expects its gross margin to be significantly lower in future periods because it does not expect to be able to regularly purchase products on as favorable terms as that experienced in the period.

      OPERATING EXPENSES. Operating expenses as a percentage of total net sales decreased from 7.3% in the nine-month period ended March 31, 1997 to 6.3% in the comparable period in 1998 due primarily to the increase in total net sales relative to operating expenses. Operating expenses consist primarily of fixed costs, such as wages, salaries, rents and rates. Excluding related party transactions, operating expenses as a percentage of net sales increased from

                          EUROPEAN MICRO HOLDINGS, INC.


7.0% in the nine-month period ended March 31, 1997 to 8.8% in the comparable period in 1998. Operating expenses as a percentage of net sales increased due to higher commission and bonus compensation paid during the period. The Company's commission and bonus compensation is based on the Company's gross margin. For the reasons set forth above, the Company achieved higher gross margins in the period which resulted in higher commission and bonus compensation.

      INTEREST EXPENSE. Interest expense increased by $183,000 from $145,000 in nine-month period ended March 31, 1997 to $328,000 in the comparable period in 1998. This was attributable to increased borrowings by European Micro to fund its inventory and accounts receivable.

      INCOME TAXES. Income taxes as a percentage of earnings before income taxes decreased from 37.4% in the nine-month period ended March 31, 1997 to 33.4% in the comparable period in 1998. This decrease was attributable to a reduction in the amount of disallowed travel and entertainment expenditures for corporate income tax purposes. The effective rate of income tax may increase in the future periods as a result of the change in structure and the mix of sales across the various countries to which the Company sells its products.

      INTEREST IN JOINT VENTURE. European Micro's share of income or loss from Big Blue Europe, B.V. increased from a loss of $49,000 in the nine-month period ended March 31, 1997 to a gain of $23,000 in the comparable period in 1998.
These earnings are attributable to the business maturing past the start-up stage. The Company expects this trend to continue as Big Blue Europe, B.V. attracts more customers and further strengthens existing relationships.

SEASONALITY

      European Micro typically experiences variability in its total net sales and net income on a quarterly basis as a result of many factors. These include, but are not limited to, seasonal variations in demand for the products and services offered by the Company, the introduction of new hardware and software technologies and products offering improved features and functionality, the introduction of new products and services by the Company and its competitors, the loss or consolidation of a significant supplier or customer, changes in the level of operating expenses, inventory adjustments, product supply constraints, competitive conditions including pricing, interest rate fluctuations, the impact of acquisitions, currency fluctuations and general economic conditions. Historical operating results have included a reduction in demand in Europe during the summer months.

LIQUIDITY AND CAPITAL RESOURCES

      Short-term working capital requirements are funded by a combination of overdraft facilities provided by National Westminster Bank Plc together with accounts receivable financing provided by Lombard NatWest. Both of these facilities are set and reviewed annually. Short-term obligations must be repaid within one year. In both cases, the amounts drawn down attract the same rate of interest based on a markup over the bank borrowing rate in the United Kingdom. The overdraft facility was $830,000 in fiscal 1997 and was increased to $2.0 million during the nine-month period ended March 31, 1998. The accounts receivable financing provides for draw-down of 80% of trade receivables.

                          EUROPEAN MICRO HOLDINGS, INC.


      Long-term funding is supplied to the Company in the form of capital lease agreements. Long-term obligations are due for repayment in more than one year. These agreements are made through both Lloyds Bowmaker and NatWest Vehicle Solutions, and are secured by vehicles owned by the Company. The agreements are usually for thirty six months from the date of purchase and are typically for 80% of the purchase value of the vehicle. All but one of the agreements are subject to variable rate interest. As of March 31, 1998, the borrowings were $153,000, of which $84,000 was due after more than one year.

      European Micro's typical principal need for additional working capital in fiscal 1998 is expected to be for the purchase of additional inventory to support growth and to take greater advantage of available cash discounts offered by certain of European Micro's suppliers for early payment. European Micro is seeking additional cash for this purpose through the Company's initial public offering and its existing bank credit lines, but there can be no assurance that financing will be available on terms acceptable to European Micro. The unavailability of such financing could adversely affect the Company.

      Net cash used in operating activities during the nine-month period to March 31, 1998 amounted to $3,983,000. Significant factors in the use of cash were an increase in trade receivables of $6,034,000, an increase in inventory of $2,477,000, an increase in other current assets of $2,489,000, and a decrease in trade payables of $1,362,000. The increase in trade receivables was largely attributable to the increase in net sales primarily in the three-month period ended March 31, 1998. The increase in inventory was largely attributable to large quantity purchases of computer products at prices which the Company considered to be favorable. Many of these purchases were paid for upon receipt of the products, resulting in a decrease in trade payables. The increase in other current assets is largely attributable to an increase in receivables due from suppliers under price protection agreements and the costs incurred and deferred in connection with the Company's initial public offering. The amount of cash used in the Company's operations were partially offset by net income in the period of $3,534,000, cash generated from an increase in payables due to related parties of $770,000, a reduction in amounts due from related parties of $510,000, accrued but unpaid taxes of $1,644,000 (due to the increase in net income) and other accrued but unpaid payables of $1,879,000 consisting primarily of an increase in the value added tax payable and commission and bonus compensation payable.

      Cash used in investing activities amounted to $330,000, consisting primarily of expenditures on vehicles of $270,000, fixtures and fittings of $120,000 and office equipment of $61,000. Cash used in investing activities was partially offset by the sale of vehicles of $121,000.

      Cash provided by financing activities was $4,543,000, of which $3,245,000 was provided by the Company's drawdown of its bank overdraft facility and an increase in the Lombard NatWest debt discounting facility of $1,784,000. Cash provided by financing activities was partially offset by dividend payments of $550,000.

                          EUROPEAN MICRO HOLDINGS, INC.



ASSET MANAGEMENT

      INVENTORY. European Micro's goal is to achieve high inventory turns and maintain a low number of stock keeping units and thereby reduce European Micro's working capital requirements. European Micro's strategy to achieve this goal is to both effectively manage its inventory and achieve high order fill rates.
Inventory levels may vary from period to period, due to factors including increases or decreases in sales levels, European Micro's practice of making large-volume purchases when it deems such purchases to be attractive, new products and changes in European Micro's product mix.

      ACCOUNTS RECEIVABLE. European Micro sells its products and services to a customer base of more than 250 value-added resellers, corporate resellers, retailers and direct marketers. European Micro offers credit terms to qualifying customers and also sells on a pre-pay and cash-on-delivery basis. With respect to credit sales, European Micro attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. Substantially all of European Micro's accounts receivables are insured and its positive credit results have allowed European Micro to enjoy what it believes to be one of the most competitive insurance rates in the industry.

CURRENCY RISK MANAGEMENT

      REPORTING CURRENCY. European Micro Holdings, Inc.'s and Nor'easter Micro, Inc. reporting and functional currency, as defined by Statement of Financial Accounting Standards No. 52, is the United States Dollar. The functional currency of European Micro UK is the United Kingdom Pound Sterling. European Micro UK translates into the reporting currency by measuring assets and liabilities using the exchange rates in effect at the balance sheet date and results of operations using the average exchange rates prevailing during the period.

      HEDGING AND CURRENCY MANAGEMENT ACTIVITIES. European Micro Holdings, Inc. has not yet attempted to protect European Micro UK's Pounds Sterling based assets from long term swings against the United States Dollar. This may be given some consideration in the future.

      European Micro UK recognizes that it has currency exposure when transactions are consummated in currency other than Pound Sterling. For example, for the quarter ended March 31, 1998, purchases of inventory by European Micro UK, were in pound sterling (79%), Spanish pesetas (15%), United States dollars (3%) and other (3%). The most significant currencies in which sales were made, other than pound sterling (30%), were United States dollars (35%), German Mark (10%), Dutch guilder (8%), French franc (5%) and others (12%). Additionally, receivables are also significantly spread out over several currencies. Lastly, to the extent that bank balances are maintained in different currencies that would also be subject to fluctuations against the pound sterling.

      The policy of the Company is not to hedge specifically against individual daily transactions. Instead, the exposure to a currency is determined every two to three days. This is done by comparing the bank account balances and account receivables with accounts payable, all in the same currency to create a "natural" hedge. Thereafter, to the extent that a bank balance and the account

                          EUROPEAN MICRO HOLDINGS, INC.


receivable are not totally offset by the accounts payable, there would be a need to cover the residual credit balance with a forward currency contract. The Company tends to concentrate its currency management into four currencies -- pound sterling, United States dollars, Dutch guilder and German Mark. It normally deems the exposure in other minor currencies to be minimal. However, when the Company buys products in other currencies, the Company may, in conjunction with current market advice, book a forward contract to cover current and some anticipated future purchases.

      The currency instruments used by the Company are always either forward contracts with fixed or optional take up dates. Moreover, in as much as the need is to cover short-term receivables or payables (usually always sub 45 days), these contracts are usually for periods that do not exceed more than 60 days.

INTER-GROUP SALES

      In order to achieve attractive prices from suppliers, a large quantity of a product must be firmly committed to. European Micro polls the other members of the group poll each other for informal commitments to help distribute that product. Thereafter, the purchasing member of the group, would obtain the product, examine the product for damage and authenticity, and then supervise the shipping to the other group members. In such capacity, the purchasing member of the group acts as a "purchasing agent" for the other group members.

      In the nine-month period ended March 31,1998, European Micro benefited from low mark-up purchases from the related parties of $4.5 million. Due to market conditions such as the strengthening of the United States dollar relative to the pound sterling and an aggressive sales effort from a leading manufacturer, European Micro sales to the related parties during the nine-month period ended March 31, 1998 increased to $25.7 million. While the average margin on these sales was approximately 1.5% compared to an average margin of 17.8% on sales to unrelated third parties during the same period, such margin was sufficient to cover any costs incurred by the Company in purchasing such products on behalf of the group. Significantly, European Micro was able to enjoy the marginal benefits from the lower cost of the remaining product for its sales.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------

         Not applicable.

                          EUROPEAN MICRO HOLDINGS, INC.


PART II

ITEM 1.   LEGAL PROCEEDINGS.
          -----------------

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.
          ------------------------------------------

         (a)   Not applicable.

         (b)      Not applicable.

         (c) On January 31, 1998, the Company issued an aggregate of 4,000,000 shares of common stock, par value $0.01 per share, to John B. Gallagher (1,900,000 shares), Harry D. Shields (1,602,696 shares), Thomas H. Minkoff, as Trustee of the Gallagher Family Trust (100,000 shares) and Stuart S. Southard and Robert H. True, Trustees of the 1997 Henry Daniel Shields Irrevocable Educational Trust (397,304 shares) in exchange for all of their shares of ordinary stock of European Micro UK pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. No commissions or other remuneration was paid in connection with the above-described issuance of securities.

         (d) The Company's Registration Statement (the "Registration Statement") on Form S-1 filed by the Company on January 16, 1998 (File No. 333-44393) was declared effective by the Securities and Exchange Commission on April 6, 1998. The offering commenced on April 6, 1998 pursuant to a "best efforts" underwriting by Tarpon Scurry Investments, Inc. The Registration Statement registered up to 1,100,000 shares of common stock, par value $0.01 per share, of the Company at an initial offering price of $10.00 per share for an aggregate offering price of $11,000,000. Of the 1,100,000 shares registered pursuant to the Registration Statement, 1,000,000 shares are being sold for the account of the Company, 50,000 shares are being sold for the account of John B. Gallagher and 50,000 shares are being sold for the account of Harry D. Shields. As of May 8, 1998, the initial public offering had neither terminated nor closed and no shares of common stock of the Company had been sold by any of the Company, Mr. Gallagher or Mr. Shields.

         The Company has not provided the amount of expenses incurred for its account in connection with the issuance and distribution of the shares of common stock registered pursuant to the Registration Statement because the ending date of the reporting period preceded the effective date of the Registration Statement. SEE Item 701(f)(4) of Regulation S-K.

         As of the date hereof, the Company has not received any proceeds from the initial public offering because the offering has neither terminated nor closed. All proceeds received in the offering to date have been paid to an

                          EUROPEAN MICRO HOLDINGS, INC.


escrow agent were such proceeds will remain until the offering is terminated in accordance with the terms of the Registration Statement.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          -------------------------------

         Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

         (1) On January 13, 1998 by unanimous written consent in lieu of a meeting, the shareholders of the Company (i) increased the number of directors of the Company to six (6) members, (ii) divided the board into three equal size classes serving staggered three-year terms, (iii) elected as directors Laurence Gilbert (initial term of office will expire in 1998), Bernadette Spofforth (initial term of office will expire in 1998), Kyle Saxon (initial term of office will expire in 1999), John B. Gallagher (initial term of office will expire in
2000) and Harry Shields (initial term of office will expire in 2000), and (iv) elected as officers John B. Gallagher, Co-Chairman and Co-President, Harry D. Shields, Co-Chairman and Co-President, and Jay Nash, Chief Financial Officer, Controller, Secretary and Treasurer.

         (2) On February 13, 1998 by unanimous written consent in lieu of a meeting, the shareholders of the Company adopted the European Micro Holdings, Inc. 1998 Stock Incentive Plan (the "Incentive Plan") and the European Micro Holdings, Inc. Employee Stock Purchase Plan (the "Purchase Plan"). A summary of each of the Incentive Plan and the Purchase Plan is contained in the Company's Registration Statement.

         (3) On February 13, 1998 by unanimous written consent in lieu of a meeting, the shareholders of the Company elected Barrett Sutton as a director of the Company. Mr. Sutton's initial term of office will expire in the year 1999.

         (4) On March 18, 1998 by unanimous written consent in lieu of a meeting, the shareholders of the Company amended its articles of incorporation to revise the year in which each director's initial term of office will expire. The dates set forth in Items 4(1) and 4(3) above reflect this amendment to the articles of incorporation.

ITEM 5.  OTHER INFORMATION.
         -----------------

         Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

(a)   EXHIBITS.

EXHIBIT
  NO.        DESCRIPTION                        LOCATION
-------      -----------                        --------

 3.01        Articles of Incorporation             Incorporated by reference to
                                                   Exhibit No. 3.01 to
                                                   Registrant's Registration
                                                   Statement (the "Registration
                                                   Statement") on Form S-1
                                                   (Registration Number
                                                   333-44393).

 3.02        Certificate of Amendment of           Provided herewith
             Articles of Incorporation

 3.03        Bylaws                                Incorporated by reference to
                                                   Exhibit No. 3.02 to the
                                                   Registration Statement.

 4.01        Form of Stock Certificate             Incorporated by reference to
                                                   Exhibit No. 4.01 to the
                                                   Registration Statement.

 4.02        1998 Stock Incentive Plan             Incorporated by reference to
                                                   Exhibit No. 4.02 to the
                                                   Registration Statement.

 4.03        1998 Stock Employee Stock             Incorporated by reference to
             Purchase Plan                         Exhibit No. 4.03 to the
                                                   Registration Statement.

 4.04        Form of Lock-up Agreement             Incorporated by reference to
                                                   Exhibit No. 4.04 to the
                                                   Registration Statement.

 10.01       Form of Advice of Borrowing Terms     Incorporated by reference to
             with National Westminister Bank       Exhibit No. 10.01 to the
             Plc                                   Registration Statement.

 10.02       Invoice Discounting Agreement         Incorporated by reference to
             with Lombard Natwest Discounting      Exhibit No. 10.02 to the
             Limited, dated November 21, 1996      Registration Statement.

 10.03       Commercial Credit Insurance,          Incorporated by reference to
             policy number 60322, with Hermes      Exhibit No. 10.03 to the
             Kreditversicherungs-AG                Registration Statement.
             dated August 1, 1995

 10.04       Commercial Credit Insurance,          Incorporated by reference to
             policy number 82692, with Hermes      Exhibit No. 10.04 to the
             Kreditversicherungs-AG                Registration Statement.
             dated August 1, 1995

 10.05       Consignment Agreement with            Incorporated by reference to
             European Micro Computer B.V.,         Exhibit No. 10.05 to the
             dated January 1996                    Registration Statement.

 10.06       Distributor Agreement with            Incorporated by reference to
             WatchGuard Technologies, Inc.,        Exhibit No. 10.06 to the
             dated November 5, 1997                Registration Statement.

 10.07       Shareholders' Cross-Purchase          Incorporated by reference to
             Agreement by and between Jeffrey      Exhibit No. 10.07 to the
             Gerard Alnwick, Marie Alnwick,        Registration Statement.
             European Micro Plc and Big Blue
             Europe, B.V. dated August 21, 1997

 10.08       Trusteed Shareholders                 Incorporated by reference to
             Cross-Purchase Agreement by and       Exhibit No. 10.08 to the
             between John B. Gallagher, Harry      Registration Statement.
             D. Shields, Thomas H. Minkoff,
             Trustee of the Gallagher Family
             Trust, Robert H. True and Stuart
             S. Southard, Trustees of the
             Henry Daniel Shields 1997
             Irrevocable Educational Trust,
             European Micro Holdings, Inc. and
             SunTrust Bank, Nashville, N.A.,
             as Trustee dated January 31, 1998

 10.09       Executive Employment Agreement        Incorporated by reference to
             between John B. Gallagher and         Exhibit No. 10.09 to the
             European Micro Holdings, Inc.         Registration Statement.
             effective as of January 1, 1998

 10.10       Executive Employment Agreement        Incorporated by reference to
             between Harry D. Shields and          Exhibit No. 10.10 to the
             European Micro Holdings, Inc.         Registration Statement.
             effective as of January 1, 1998

 10.11       Contract of Employment Agreement      Incorporated by reference to
             between Laurence Gilbert and          Exhibit No. 10.11 to the
             European Micro UK dated March 14,     Registration Statement.
             1998

 10.12       Contract of Employment between        Incorporated by reference to
             Bernadette Spofforth and European     Exhibit No. 10.12 to the
             Micro UK dated April 30, 1996         Registration Statement.

 10.13       Subscription Agreement by and         Incorporated by reference to
             between John B. Gallagher, Harry      Exhibit No. 10.13 to the
             D. Shields, Thomas H. Minkoff,        Registration Statement.
             Trustee of the Gallagher Family
             Trust, Robert H. True and Stuart
             S. Southard, Trustees of the
             Henry Daniel Shields 1997
             Irrevocable Educational Trust,
             European Micro Holdings, Inc.
             effective as of January 31, 1998

 10.14       Administrative Services Contract      Incorporated by reference to
             by and between European Micro         Exhibit No. 10.14 to the
             Holdings, Inc. and European Micro     Registration Statement.
             Plc effective as of January 1,
             1998

 10.15       Escrow Agreement between European     Incorporated by reference to
             Micro Holdings, Inc., Tarpon          Exhibit No. 10.15 to the
             Scurry Investments, Inc. and The      Registration Statement.
             Chase Manhattan dated as of March
             24, 1998

 10.16       Form of Indemnification               Incorporated by reference to
             Agreements with officers and          Exhibit No. 10.16 to the
             directors                             Registration Statement.

 10.17       Form of Transfer Agent Agreement      Incorporated by reference to
             with Chase Mellon Shareholder         Exhibit No. 10.17 to the
             Services, L.L.C.                      Registration Statement.

 11.01       Statement re: computation of          Not applicable
             earnings

 18.01       Letter on change in accounting        Not applicable
             principles

 19.01       Reports furnished to Security         Not applicable
             holders

 22.01       Published report regarding            Not applicable
             matters submitted to vote

 23.01       Consents of experts and counsel       Not applicable

 24.01       Power of Attorney                     Not applicable

 27.01       Financial Data Schedule               Provided herewith

(b)   REPORTS ON FORM 8-K.

      None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 13, 1998                       EUROPEAN MICRO HOLDINGS, INC.


                                          By: /s/ John B. Gallagher
                                              ------------------------------
                                              John B. Gallagher
                                              Co-President