Form 10-K
period 1998-06-30
EUROPEAN MICRO HOLDINGS INC
filed 1998-09-28
CIK 1052914

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-23949

                          EUROPEAN MICRO HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Nevada                                               65-0803752
(State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                        Identification Number)

6073 N.W. 167th Street, Unit C-25, Miami, Florida               33015
     (Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code   (305) 825-2458

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant on September 1, 1998 was $12,880,836 based on the average bid and asked prices on such date of $9.00.

         The Registrant had 4,933,900 shares of Common Stock, par value $0.01 per share, outstanding on September 1, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the definitive proxy or information statement for the 1998 Annual Meeting of Stockholders to be filed by the Registrant with the Securities and Exchange Commission under Regulation 14A are incorporated by reference in
Part III of this Form 10-K Report.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL DESCRIPTION OF BUSINESS

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS,
(A) EUROPEAN MICRO HOLDINGS, INC.'S ("EUROPEAN MICRO" OR THE "COMPANY") PROJECTED SALES AND PROFITABILITY, (B) THE COMPANY'S GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN THE COMPANY'S INDUSTRY AND (D) THE COMPANY'S FUTURE FINANCING PLANS. IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY CERTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CHANGES IN TRENDS IN THE ECONOMY AND THE COMPANY'S INDUSTRY, REDUCTIONS IN THE AVAILABILITY OF FINANCING AND AVAILABILITY OF COMPUTER PRODUCTS ON TERMS AS FAVORABLE AS EXPERIENCED BY THE COMPANY IN PRIOR PERIODS, THE FINANCIAL CONDITION OF THE COMPANY'S CUSTOMERS, THE ABILITY TO OBTAIN COMPUTER PRODUCTS FROM THE COMPANY'S TRADITIONAL SUPPLIERS, DEMAND FOR THE COMPANY'S PRODUCTS AND OTHER FACTORS. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT WILL IN FACT OCCUR. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

         UNLESS THE CONTEXT OTHERWISE REQUIRES AND EXCEPT AS OTHERWISE SPECIFIED, REFERENCES HEREIN TO "EUROPEAN MICRO" OR THE "COMPANY" INCLUDE EUROPEAN MICRO HOLDINGS, INC. AND ITS TWO WHOLLY-OWNED SUBSIDIARIES, EUROPEAN MICRO PLC, A PUBLIC LIMITED COMPANY ORGANIZED UNDER THE LAWS OF THE UNITED KINGDOM ("EUROPEAN MICRO UK"), AND NOR'EASTER MICRO, INC., A NEVADA CORPORATION ("NOR'EASTER") (COLLECTIVELY, THE TWO WHOLLY-OWNED SUBSIDIARIES ARE REFERRED TO AS THE "SUBSIDIARIES").

         The Company is an independent distributor of microcomputer products, including personal computers, memory modules, disc drives and networking products, to customers mainly in Western Europe and to related parties in the United States. The Company's customers consist of more than 375 value-added resellers, corporate resellers, retailers, direct marketers and distributors. The Company does not sell to end-users. Substantially all of the products sold by the Company are manufactured by well-recognized manufacturers such as IBM, Compaq and Hewlett-Packard, although the Company generally does not obtain its inventory directly from such manufacturers. European Micro monitors the geographic pricing strategies related to such products, currency fluctuations and product availability in order to obtain inventory at favorable prices from other distributors, resellers and wholesalers.

         European Micro considers itself to be a focused distributor, as opposed to a broadline distributor, dealing with a limited and select group of products from a limited and select group of leading manufacturers. The Company believes that being a focused distributor enables it to respond more quickly to customer requests and gives it greater availability of products, access to products and improved pricing. The Company believes that as a focused distributor it has been able to develop greater expertise in the products which it sells. The Company places significant emphasis on market awareness and planning and actively shares this knowledge with its customers in order to further enhance trading relations. The Company strives to monitor and react quickly to market trends in order to enable its multilingual sales team to maintain the highest levels of customer service.

         European Micro Holdings, Inc. was organized under the laws of the State of Nevada and is the parent of Nor'easter and European Micro UK. Nor'easter was organized under the laws of the State of Nevada on December 26, 1997 to serve as an independent distributor of microcomputer products in the United States. European Micro UK was organized under the laws of the United Kingdom in 1991 to serve as an independent distributor to customers mainly in Western Europe and to related parties in the United States. On January 31, 1998, European Micro Holdings, Inc. acquired one hundred percent (100%) of the issued and outstanding shares of ordinary stock of European Micro UK in consideration for the issuance of 4,000,000 newly issued shares of common stock, par value $0.01 per share (the "COMMON STOCK"), of European Micro Holdings, Inc. The 4,000,000 shares of Common

Stock of European Micro Holdings, Inc. has been issued to the shareholders of European Micro UK on a pro rata basis in accordance with such shareholders' respective ownership interests in European Micro UK. As a result of the exchange, the shareholders of European Micro UK together received all of the issued and outstanding shares of Common Stock of European Micro Holdings, Inc. prior to the consummation of its initial public offering. These shareholders were John B. Gallagher, Harry D. Shields, Thomas H. Minkoff, as trustee of the Gallagher Family Trust, and Stuart S. Southard and Robert H. True, as Trustees of the 1997 Henry Daniel Shields Irrevocable Educational Trust. In addition, European Micro UK became a wholly-owned subsidiary of European Micro Holdings, Inc.

         European Micro UK is the parent of European Micro GmbH (formerly known as European Micro Computer Center GmbH) ("EUROPEAN MICRO GERMANY"). European Micro Germany was organized under the laws of Germany in 1993 and operates as a sales office in Dusseldorf, Germany. All products sold by European Micro Germany are procured and shipped from the facilities of European Micro UK. European Micro UK has a 50% joint venture interest in Big Blue Europe, B.V. ("BIG BLUE EUROPE") which was formed in January 1997. Big Blue Europe was organized under the laws of Holland and is a computer parts distributor with offices located near Amsterdam, Holland. Selling primarily to computer maintenance companies, Big Blue Europe has experienced growth in sales and the Company believes that Big Blue Europe is positioned to participate in the relatively high margin parts after-market industry. Big Blue Europe has no affiliation with International Business Machines Corporation.

         The following organizational chart summarizes the relationships among European Micro Holdings, Inc., Nor'easter, European Micro UK, European Micro Germany and Big Blue Europe.

                         EUROPEAN MICRO HOLDINGS, INC.
                              Miami, Florida, USA


                100%                                         100%
             NOR'EASTER                               EUROPEAN MICRO UK
     Seabrook, New Hampshire, USA                    Manchester, England
     Computer Hardware Distributor              Computer Hardware Distributor

                                           100%     EUROPEAN MICRO GERMANY
                                                      Dusseldorf, Germany
                                                Computer Hardware Distributor

                                            50%         BIG BLUE EUROPE
                                                       Amsterdam, Holland
      Figures denote                              New and Used Computer Parts
        ownership                                         Distributor


         European Micro Holdings, Inc. was formed in December 1997 to serve as a holding company of the Subsidiaries. European Micro Holdings, Inc. does not have any operations of its own. Its headquarters are located at 6073 N.W. 167th Street, Unit C-25, Miami, Florida 33015, and its telephone number is (305) 825-2458.

INDUSTRY

         The microcomputer products industry has grown significantly in recent years, primarily due to increasing worldwide demand for computer products and the use of distribution channels by manufacturers for the distribution of products. There are two traditional distribution channels in the microcomputer industry: (i) those that sell directly to end-users ("RESELLERS") and (ii) those that sell to resellers ("DISTRIBUTORS"). Distributors generally purchase a wide range of products in bulk directly from manufacturers and then ship products in smaller quantities to many different types of resellers, which typically include dealers, value-added resellers, system integrators, mail order resellers, computer products superstores and mass merchants. European Micro is an independent distributor and generally does not purchase products directly from manufacturers but purchases from other distributors.

         European Micro operates in a fragmented industry, where little information is available regarding its competitors and which the Company believes is not dominated by one or a small number of competitors. As a result, the Company's competitive position is not known or reasonably ascertainable. Information is available, however, for other distributors of computer products, although the Company does not compete directly with these companies. These companies include: CHS Electronics, Inc.; Ingram Micro, Inc.; Inacom Corp.; and Tech Data Corporation. For comparison purposes, these companies had reported in recent filing with the Securities and Exchange Commission the following gross margins. CHS Electronics, Inc. had a gross margin of 7.3% for the year ended December 31, 1997. Ingram Micro, Inc. had a gross margin of 6.5% for the fiscal year ended January 3, 1998. Inacom Corp. had a gross margin of 10.3% (including margins earned from computer and communications services) for the fiscal year ended December 27, 1997. Tech Data Corporation had a gross margin of 6.6% for the fiscal year ended January 31, 1998. As discussed more fully in the "Management's Discussion and Analysis of Financial Conditions and Results of Operations," the Company had a gross margin of 12.9% in the fiscal year ended June 30, 1998. There can be no assurance that the Company will be able to maintain this level of gross margin in any future period.

         The Company believes that the microcomputer products industry is ideally suited for distributors because of the large number of fragmented resellers in the industry. As a result, it is cost efficient for manufacturers to outsource a portion of their distribution, credit, inventory, marketing and customer support requirements to distributors. In addition, resellers traditionally have not been able to efficiently establish direct purchasing relationships with each manufacturer because of the large number of manufacturers in the industry. Instead, resellers have traditionally relied on distributors to satisfy a significant portion of their product, financing, marketing and technical support needs. The Company believes that resellers rely on distributors for inventory management and credit rather than stocking large inventories themselves and maintaining credit lines to finance their working capital needs. The Company believes the need for distributors in the microcomputer industry will continue to grow. It also believes that more manufacturers are using distributors as declining hardware prices, coupled with rising selling costs, make it difficult for manufacturers to efficiently deal directly with resellers.

STRATEGY

         European Micro's objectives are to continue to strengthen its position as a distributor of microcomputer products within Western Europe. It also proposes to expand its operations into the United States, Asia, Eastern Europe, and to a lesser extent, the Middle East and Africa. In attempting to achieve these objectives, the Company intends to implement the following strategies:

         GROWTH THROUGH START-UPS AND ACQUISITIONS. The Company hopes to expand into new markets through a combination of start-up companies and acquisitions of existing distributors, although there can be no assurance that any acquisitions can be consummated on terms satisfactory to the Company. The Company expects to seek acquisition candidates which have strong entrepreneurial management teams with experience in the local markets and the potential to benefit from the economies of scale that the Company could provide through its focused product lines. The Company intends that any acquisitions will adopt its policies and financial reporting procedures but operate as autonomous business units.

         In September 1998, European Micro UK agreed in principle to acquire all of the issued and outstanding capital stock of Sunbelt (UK) Ltd., a company registered in England and Wales ("SUNBELT"), from its shareholders, whereby Sunbelt will become a wholly-owned subsidiary of European Micro UK. The agreement is conditioned upon the parties negotiating and entering into a definitive agreement. Sunbelt is an independent distributor of computer products mainly in the United Kingdom. The shareholders of Sunbelt will receive cash and newly-issued shares of common stock of European Micro Holdings, Inc. ("EMCC SHARES"). The purchase price will be payable as follows: (i) a cash payment at the closing equal to the sum of (a) the book value of Sunbelt on June 30, 1998, plus (b) one and two-tenths (1.2) times the pre-tax earnings of Sunbelt for the year ended June 30, 1998; (ii) a cash payment or the issuance of EMCC Shares (at the Company's discretion) on or before December 31, 1999 equal to the sum of (a) four-tenths (.4) times the pre-tax earnings of Sunbelt for the year ended June 30, 1998, plus (b) up to one (1) times the pre-tax earnings of Sunbelt for the year ended June 30, 1998 (subject to the satisfaction of certain performance criteria); and (iii) a cash payment or the issuance of EMCC Shares (at the Company's discretion) on or before December 31, 2000 equal to the sum of (a) four-tenths (.4) times the pre-tax earnings of Sunbelt for the year ended June 30, 1998, plus (b) up to one (1) times the pre-tax earnings of Sunbelt for the year ended June 30, 1998 (subject to the satisfaction of certain performance criteria).

         FOCUSED DISTRIBUTION. European Micro's strategy is to operate as a focused distributor by addressing each national market in which it operates with a limited and select group of products from a limited and select group of high quality manufacturers. The Company believes this strategy helps it achieve a degree of strength within its chosen markets. The Company also believes that this strategy will further enhance its relationships with both its suppliers and customers. In addition, the Company intends to seek new products and suppliers that will reflect the requirements of the marketplace while at the same time remaining a focused distributor. The Company believes that this focused approach also results in more effective asset management. Generally, because popular products from leading manufacturers are in greater demand, the Company believes that this results in more efficient inventory management by virtue of greater inventory turns and, therefore, lower working capital requirements.

         FURTHER DEVELOP NEW INTERNATIONAL MARKETS. European Micro has, to date, focused its activities on the distribution of microcomputer products in Western Europe and to related parties in the United States. However, the Company believes that new opportunities are emerging in Asia and Eastern Europe, and to a lesser extent, the Middle East and Africa as well as more mature markets such as North America. The Company believes that its success in the culturally and linguistically diverse markets of Western Europe will be advantageous to the Company in expanding into new regions.

         INTERNET PRODUCTS. European Micro plans to address directly the demand for internet-oriented products. The Company has received distribution rights to distribute firewall products manufactured by WatchGuard Technologies, Inc. throughout Europe. The Company intends to seek to acquire distribution rights in other internet oriented products and to enhance its technical capability by recruiting qualified personnel.

PRODUCTS AND CUSTOMERS

         European Micro's sales consist of hardware products such as personal computers, memory modules, disc drives and networking products which are sold to a customer base of more than 375 value-added resellers, corporate resellers, retailers, direct marketers and distributors. The Company anticipates the continued expansion of its customer database as the Premier Dealers Club and Internet Services Division add new products and services. For the year ended June 30, 1998, the Company's product mix by category was storage products (approximately 60%), networking (approximately 11%), memory (approximately 11%), system units (approximately 6%) and other (approximately 12%). For the year ended June 30, 1998, the five best selling products accounted for 56% of European Micro's net sales. These products generally have short life cycles as technological obsolescence ensures that the end-user must constantly update hardware for new technology. In order to reduce its exposure to obsolescence, European Micro strives to achieve a continually high rate of inventory turnover.

         European Micro purchases its products from distributors and other suppliers in large quantities. As a focused distributor, the Company focuses on a limited and select group of products from a limited and select group of high quality manufacturers. As a result, the Company carries fewer individual products from fewer manufacturers than the broadline distributors. The Company believes that this policy enables it to better understand the products it sells and the geographical areas in which it operates.

         European Micro's customers typically rely on distributors as their principal source of microcomputer products. The Company finances a significant portion of its total sales on trade credit. In order to minimize the risk associated with such credit, European Micro UK has sought to insure substantially all of its accounts receivable. For the fiscal year ended June 30, 1997, no single customer accounted for more than approximately 8.5% of European Micro's total net sales. For the fiscal year ended June 30, 1998, Technology Express, Inc. ("TECHNOLOGY EXPRESS"), a company wholly-owned by Harry D. Shields, Co-President, Co-Chairman and a Director of the Company, accounted for 17.2% of net sales. Other than Technology Express, the Company does not believe the loss of any customer would have a material adverse effect on its business, financial condition or results of operations. The Company's backlog orders is not considered material to its business.

         During the fiscal year ended June 30, 1998, European Micro set up an Internet Services Division to address the demand for internet oriented products. It also entered into a Master Distribution Agreement with WatchGuard Technologies, Inc. to distribute its WatchGuard range of firewall products throughout Europe. These products have enjoyed extensive press coverage in the industry. European Micro intends to seek to acquire distribution rights in other internet-oriented products and to enhance its technical capability by recruiting qualified personnel.

         The Company's operations involve a single industry segment, the distribution of microcomputer products. Historically, the Company has operated in one geographic area--the United Kingdom--and has exported products from the United Kingdom to other European countries and to related parties in the United States and Argentina. With the addition of Nor'Easter in the United States, the Company expects its sales to third parties in the United States to increase. The following table sets forth the Company's net sales for each of the last three fiscal years attributable to its geographic area and the amount of export sales:

                                             ($ IN THOUSANDS)
                                           YEAR ENDED JUNE 30,

COUNTRY                 1996               %          1997              %          1998               %
--------                ----               -          ----              -          ----               -

Argentina              $   --              0.0%        $90             0.2%       $   --              0.0%
Austria                    49              0.1          --             0.0           316              0.3
Belgium                   450              1.1       1,496             3.2         1,568              1.4
Germany                11,305             28.0       8,282            17.7        13,476             12.1
Denmark                   977              2.4       1,402             3.0         5,182              4.7
Spain                     185              0.5          35             0.1            14              0.0
Finland                   157              0.4         696             1.5         1,859              1.7
France                  2,700              6.7       4,173             8.9         6,219              5.6
Great Britain          11,876             29.4      21,050            45.1        30,712             27.5
Ireland                   126              0.3         642             1.4         1,132              1.0
Italy                       7              0.0          26             0.1            58              0.0
Luxembourg                 39              0.1          40             0.1           151              0.1
Netherlands             8,230             20.4       4,653            10.0        10,168              9.2
Portugal                  507              1.3          71             0.2           105              0.1
Sweden                  1,246              3.1       1,582             3.4         1,137              1.0
USA                       436              1.1          64             0.1        30,999             27.8
Other                   2,058              5.1       2,353             5.0         8,357              7.5
                        -----            -----       -----           -----         -----            -----

Total Net Sales       $40,348           100.0%     $46,655          100.0%      $111,453           100.0%
                      =======           ======     =======          ======      ========           ======

         The Company's net sales from operations outside the United States are primarily denominated in currencies other than United States dollar. Accordingly, the Company's operations outside the United States impose risks upon its business as a result of exchange rate fluctuations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Currency Risk Management."

SOURCES OF SUPPLY

         European Micro obtains its products from distributors and other suppliers throughout the world in an attempt to obtain products at favorable prices while also maintaining continuity of supply. The Company generally makes its purchases based on the most favorable combination of prices, quantities and product selection, and therefore its suppliers are constantly changing. Other than Technology Express, the Company does not believe that the loss of any single supplier would have a material adverse affect on its operations. For the fiscal year ended June 30, 1998, the Company obtained 87.2% of its products from ten suppliers (80.4% excluding Technology Express). For the fiscal year ended June 30, 1997, the Company obtained 86.5% of its products from ten suppliers (36.2% excluding Technology Express). The Company does not generally obtain products directly from manufacturers and generally does not enter into any long-term or distribution agreements with its suppliers (except for the Master Distribution Agreement with WatchGuard Technologies, Inc.). In some cases suppliers are also customers. Whenever possible, products are purchased with the benefit of price protection so that the Company will receive a credit in the event the price of a product is reduced by the manufacturer.

         Suppliers deliver products against purchase orders tendered by European Micro. The Company often requests specific delivery dates in its purchase orders and lead times for delivery from suppliers are typically short. Delivery is, however, subject to availability, and, while suppliers have no liability to the Company for failure to meet a delivery date, orders may be canceled by the Company where the terms of the order have not been met. From time to time the Company experiences delivery delays and inventory shortages. The Company believes that these delays and shortages are common to other distributors of microcomputer products. The Company does not, like many of its competitors, rely on a single contractual source of product supply.

         Historically, European Micro has paid for a significant amount of product on delivery, a practice which leads to lower prices and earlier delivery dates. European Micro's suppliers have increased available credit commensurate with its growth and the Company expects to continue to take advantage of credit purchases.

         Substantially all of the products purchased by European Micro are trademarked or copyrighted products which may have been sold to distributors by the manufacturers and resold to the Company. From time to time, trademark or copyright owners and their licensees and trade associations have initiated litigation or administrative agency proceedings seeking to halt the importation of such products into many of the countries in which the Company operates. There can be no assurance that future judicial, legislative or administrative agency action in such countries, including possible import, export, tariff or other trade restrictions, will not limit or eliminate some of the Company's sources of supply or other business activities. In addition, there can be no assurance that the Company's business activities will not become the subject of legal or administrative actions brought by manufacturers, distributors or others based on violations of trademark or copyright rights or other laws. Such judicial, legislative, administrative or legal actions could have a material adverse effect on the Company's business, financial condition and results of operations. The Company sells products in the United States and expects to continue to do so in the future. United States trademark and copyright owners and their licensees and trade associations in other industries have initiated litigation or administrative agency proceedings seeking to halt the importation into the United States of foreign manufactured or previously exported trademarked or copyrighted products. Such actions in the United States may prevent the Company from selling products in the United States or, if, at that time, the Company is already selling products in the United States, cease selling products in the United States.

         Recently, a trademark owner was successful in prohibiting the importation of trademarked goods into the European Economic Area (the "EEA"). These trademarked goods had been sold by the trademark owner to a distributor located outside the EEA on the condition that such goods not be imported into the EEA. The Company is in the process of evaluating whether this decision will have any impact on the Company's business. Historically, the Company has obtained a significant amount of its inventory from outside the EEA. Any disruption of the Company's ability to source products from outside the EEA will have a material adverse affect on the Company's business, financial condition and results of operations.

SALES AND MARKETING

         In order to address the individual customs, practices and business conventions in the countries in which European Micro operates, the Company employs a sales staff conversant in English, German, Spanish, Italian, French and Dutch and with a general knowledge of the applicable markets. Oversight and strategic direction are provided by senior management of the Company.

         SALES. European Micro markets its products to distributors and resellers, not end-users. As of June 30, 1998, the Company distributed products to more than 375 value-added resellers, corporate resellers, retailers, direct marketers and distributors. The Company's customers typically place orders with a sales representative. The Company maintains detailed information regarding its current inventory levels and pricing. The Company has historically experienced a reduction in demand during the summer months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

         MARKETING. European Micro's marketing department monitors and evaluates national market trends, price movements and changes in product specifications. It is also responsible for developing and implementing the Company's advertising programs. The marketing department routinely queries the Company's customer base to ascertain how customers value its products, services, sales and support compared to its competitors. The feedback allows the Company to constantly tailor its business to its customers' needs. In 1996, European Micro introduced the Premier Dealers Club to attract small and medium sized resellers by offering them value-added procurement services that they were not enjoying from their current broadline distributors. Members of the Premier Dealers Club agree to purchase a target amount of products from the Company for a given period and those members achieving such goals earn rebates. Members also enjoy priority access to products in short supply, expedited shipment of orders, monthly analysis of purchases and rebates earned, internet ordering, marketing information and purchasing and outsourcing assistance.

COMPETITION

         The Company operates in an industry which is characterized by intense competition based on price, product availability and delivery times. Its competitors include manufacturers and international distributors. Some competitors have greater financial and administrative resources than the Company. The Company believes availability of the right product at the right price is the key element of competitiveness and attempts to differentiate itself from its competitors by providing a select number of products from a few name brand manufacturers and maintaining a sufficient inventory of such products. Furthermore, the Company believes that it enhances its competitive position by providing responsible and responsive customer service through its sales personnel.

INTELLECTUAL PROPERTY

         European Micro is attempting to build a brand name in the microcomputer industry. To that end, European Micro has applied for trademark protection both in the United Kingdom and within the European Community. The Company is currently evaluating and will continue to evaluate the need to apply for trademark protection in the United States and in other countries as the Company expands. The following is a summary of the trademarks which the Company has applied for and their current status:

TRADEMARK                   CLASS(1)    NO.         APPLICANT                  DATE OF FILING    COMMENTS
---------                   --------    ---         ---------                  --------------    --------

European Micro                  9       438689      European Micro UK          12-23-96          Community
                                                                                                 Trademark
                                                                                                 application

European Micro Plc & Logo       9       2119204     European Micro UK          12-20-96          U.K. Trademark
                                                                                                 granted

Premier Dealers Club &          9       2152310     European Micro UK          11-29-97          U.K. Trademark
Logo                                                                                             application

Premier Dealers Club &          9       695072      European Micro UK          12-1-97           Community
Logo                                                                                             Trademark
                                                                                                 application

---------------------

(1) Class 9 covers computer software, computer peripherals, parts and accessories for all such goods.

EMPLOYEES

         On September 1, 1998, European Micro UK had thirty-three full-time employees in the United Kingdom. European Micro Germany had four full-time employees in Germany. Nor'easter had four full-time employees in the United States. Big Blue Europe had eighteen full-time employees in Holland. European Micro Holdings, Inc. had four employees in the United States. Of the total number of full-time employees, twenty-eight work in marketing and sales, nine work in warehousing and delivery and twenty-six are employed in administrative and other support positions. None of the Company's employees are represented by unions. There has been no disruption of operations due to a labor dispute. Management considers its relations with its employees to be good.

RESEARCH AND DEVELOPMENT

         The Company has not incurred material expenditures on research and development during any of the last three fiscal years.

ENVIRONMENTAL REGULATION

         The Company did not make any material expenditures in the fiscal year ended June 30, 1998 in complying with applicable environmental regulations. The Company believes that compliance with applicable environmental regulations will not require any material capital expenditures in fiscal 1999.

CERTAIN BUSINESS RISK FACTORS

         The Company is subject to various risks which may have a material adverse affect on its business, financial condition and results of operations. Certain risks are discussed below:

NO CONTRACTS OR DISTRIBUTION AGREEMENTS WITH SUPPLIERS

         The Company is an independent distributor of personal computers and related products. With only one exception, the Company has not entered and does not expect to enter into any long-term distribution arrangements with its suppliers. Rather, the Company depends almost entirely on the availability of product in the surplus or aftermarket. The microcomputer products industry is characterized by periods of severe product shortages and customer backlog due to suppliers' difficulty in projecting demand. There can be no assurance that suppliers will be able to maintain an adequate supply of products which will adequately fulfill all of the Company's customer orders on a timely basis. Failure to obtain adequate product in required quantities would have a material adverse affect on the Company's business, financial condition and results of operations. Moreover, because the Company does not utilize supplier contracts, it does not enjoy the traditional benefits that they provide, such as inventory price protection, market development funds or payment terms.

RELATED PARTY PURCHASES AND SALES

         Since its formation in 1991, the Company has belonged to a group of related companies called the Micro Computer Center Group (the "GROUP"). The Group is comprised of European Micro, Technology Express in Nashville, Tennessee, American Surgical Supply Corp. d/b/a American Micro Computer Center in Miami, Florida ("AMERICAN MICRO COMPUTER CENTER") and, until August 1, 1997, Ameritech Exports Inc. in Miami, Florida ("AMERITECH EXPORTS") and Ameritech Argentina S.A. in Buenos Aires, Argentina ("AMERITECH ARGENTINA"). Harry D. Shields is the sole owner of Technology Express and, until August 1, 1997, had an ownership interest in Ameritech Exports and Ameritech Argentina. John B. Gallagher has a minority ownership interest in American Micro Computer Center and, until August 1, 1997, had an ownership interest in Ameritech Exports and Ameritect Argentina. In order to facilitate fast and efficient international transactions, each member of the Group has acted as a supplier for, and purchaser from, the other members of the Group. Such factors as country supply, currency fluctuation and manufacturer's geographic pricing strategy lead to a constantly changing model where purchases and sales to other members of the Group depend on the then current economic balance. The Group has attempted to price inter-Group sales at one percent above the selling Group member's cost, although the Group has made numerous exceptions in times of short supply, to cover assembly costs and to reward certain Group members for exceptional low-cost purchases. This low mark-up has enabled each Group member to buy product quickly and efficiently in the others' primary territories and to take advantage of quantity purchasing, financing and logistics of the other members of the Group. Additionally, the Company has paid certain management and consulting fees to the other members of the Group. The amount of these fees is set forth in the "Certain Relationships and Related Transactions" section of this filing.

         The following table describes the inter-Group sales and purchases for the time periods specified:

                                                          ($ IN THOUSANDS)

                                                        YEAR ENDED JUNE 30,
                                                    1996          1997          1998
                                             ---------------- ------------- -------------
SALES TO GROUP MEMBERS
American Micro Computer Center                      $306            66        $9,875
Technology Express                                   104           (2)        19,217
Ameritech Argentina                                    -            90            --
Ameritech Exports                                     26             -            --
                                             ---------------- ------------- -------------
                                                    $436           154       $29,092
                                             ================ ============= =============

                                                          ($ IN THOUSANDS)

                                                        YEAR ENDED JUNE 30,
                                                    1996          1997          1998
                                             ---------------- ------------- -------------
PURCHASES FROM GROUP MEMBERS
American Micro Computer Center                    $2,289         1,092          $507
Technology Express                                14,890        20,717         8,749
Ameritech Argentina                                    -             -            --
Ameritech Exports                                  1,116           848            --
                                             ================ ============= =============
                                                 $18,295        22,657        $9,256
                                             ================ ============= =============

         None of the members of the Group are under any legal obligation to continue to act as a supplier for or purchaser from the other members of the Group. Any member of the Group could at its sole discretion terminate its relationship with the other members of the Group. In the event that the Company were unable to purchase product from the United States members of the Group in accordance with the inter-Group pricing structure, the Company's margins would be significantly reduced and its business, financial condition and results of operations would be materially adversely affected. Moreover, in the event the Company is unable to sell product to other members of the Group, the Company's revenues will be significantly reduced and its business, financial condition and results of operations will be materially adversely affected.

         The Group pricing structure is subject to review by the applicable taxing agency, including the Internal Revenue Service in the United States and Inland Revenue in the United Kingdom. An adverse decision by any such taxing agency with respect to the inter-Group pricing structure could result in the imposition of additional income taxes, interest or penalties. This would have a material adverse affect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL SALES

         European Micro's existing and planned international operations are subject to political and economic uncertainties, including, without limitation, inflation, hyperinflation, risk of renegotiation or modification of existing agreements or arrangements with governmental authorities, transportation, tariffs, export controls, foreign exchange restrictions which limit the repatriation of investments and earnings therefrom, changes in taxation, governmental challenges to the Company's tax strategies, hostilities and confiscation or nationalization of property. The Company's expected expansion into certain markets, such as Asia and Eastern Europe where, among other things, the financial, economic, legal systems and infrastructures are less developed, poses a greater degree of these and other risks than the Company's current business operations in Western Europe and the United States. A material increase in the risks posed by these and other considerations could have a material adverse affect on the Company's business, financial condition and results of operations.

RISK OF CURRENCY FLUCTUATIONS

         With the exception of the fiscal year ended June 30, 1998, a significant amount of European Micro's sales has historically been to customers outside of the United States. A majority of the Company's sales were denominated in currencies other than the United States dollar. Changes in the value of foreign currencies relative to the United States dollar could adversely affect the Company's results of operations and financial position, and transaction gains and losses could contribute to fluctuations in the Company's results of operations and cash position. When possible, the Company engages in currency hedging transactions primarily through the purchase and sale of forward exchange contracts intended to reduce these risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Currency Risk Management." There can be no assurance that fluctuations in foreign currency rates will not have a material adverse affect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

         The Company's success to date has been significantly dependent on the contributions of John B. Gallagher and Harry D. Shields, the founders of the Company. The loss of the services of either person would have a material adverse affect on the Company's business, financial condition and results of operations. The Company's success also depends to a significant extent upon a number of its other key employees, and the loss of the services of one or more other key employees could also have a material adverse affect on the Company. The COMPANY has key-man life insurance policies with respect to these key employees. In addition, the Company believes that its future success will depend in part upon its ability to attract and retain additional highly-skilled professional, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting, training and retaining the personnel that it requires for its business and planned growth, and the failure to do so could have a material adverse affect on the Company's business, financial condition and results of operations.

RELIANCE ON KEY SUPPLIERS

         European Micro does not manufacture any of its own products but rather resells products purchased from suppliers. For the year ended June 30, 1998, the Company obtained 87.2% of its products from ten suppliers (80.4% excluding Technology Express). Accordingly, the Company is highly dependent upon such suppliers and the loss of Technology Express or the loss of a combination of suppliers would have a material adverse affect on the Company's business, financial condition and results of operations.

RELIANCE ON KEY PRODUCTS

         For the fiscal year ended June 30, 1998, the Company's five best selling products accounted for 66.8% of its net sales. Accordingly, the inability of the Company to obtain adequate supplies of products would have a material adverse affect on the Company's business, financial condition and results of operations.

RELIANCE ON KEY CUSTOMERS

         For the fiscal year ended June 30, 1998, European Micro's twenty largest customers (excluding sales to any member of the Group) accounted for 48.4% of the Company's net sales. None of these customers individually accounted for more than 4.1% of such net sales. However, the Company is highly dependent upon such customers and the loss of Technology Express or any other such customer or customers could have a material adverse affect on the Company's business, financial condition and results of operations.

RELIANCE ON KEY MARKETS

         Certain markets within which the Company operates represent a high percentage of its total operating earnings and net sales. For example, approximately 27.5% of net sales were attributable to the markets of the United Kingdom for the year ended June 30, 1998. Decreases in the volume of sales in such regions or declines in operating margins could have a material adverse affect on the Company's business, financial condition or results of operations.

CONTROL BY MANAGEMENT

         John B. Gallagher and Harry D. Shields together beneficially own approximately 71% of the outstanding shares of Common Stock of the Company. As a result, these shareholders, acting together, have the voting power required to approve all matters requiring approval by the Company's shareholders, including the election of directors of the Company, transactions involving the potential sale or merger of the Company, the issuance of additional equity, warrants or options or the incurrence of significant indebtedness. Moreover, two trusts (the "TRUST SHAREHOLDERS") created by Messrs. Gallagher and Shields together beneficially own approximately 10% of the outstanding shares of Common Stock of the Company. Pursuant to a Trusteed Shareholders Cross-Purchase Agreement dated January 31, 1998 (the "SHAREHOLDERS AGREEMENT"), Messrs. Gallagher and Shields agreed to vote all shares of Common Stock owned or controlled by them together on all matters submitted to a vote of the shareholders of the Company, including the election of directors. In the event that Messrs. Gallagher and Shields cannot agree on the manner in which to vote their respective shares, then neither may vote his shares. In addition, the Trust Shareholders have agreed to vote all shares of Common Stock owned or controlled by them together on all matters submitted to a vote of the shareholders of the Company, including the election of directors. In the event that the Trust Shareholders cannot agree on the manner in which to vote their respective shares, neither Trust Shareholder may vote its shares.

INABILITY TO MAINTAIN PROFIT MARGINS

         As a result of intense price competition in the microcomputer products industry, European Micro has had, and expects to continue to have, narrow gross profit and operating profit margins. These narrow margins magnify the impact on operating results of variations in sales and operating costs. The Company's gross margins have declined from 14.2% for the fiscal year ended 1995 to 11% for the fiscal year 1996, but have climbed to 11.4% and 12.9% in fiscal years 1997 and 1998 respectively. Also, operating margins have declined from 5.5% for the fiscal year ended 1995 to 3.7% for the fiscal year 1996, but have climbed to 4.4% and 6.5% in fiscal years 1997 and 1998 respectively. The Company has taken a number of steps intended to address the computer industry's declining margins including improving and enhancing its information systems and by increasing sales and reducing operating expenses as a percentage of sales. Even though the Company has improved the margin percentages over the last two years, there can be no assurance that the Company will maintain or increase sales or further reduce operating expenses as a percentage of sales in the future. Moreover, there can be no assurance that these steps will prevent these margins from continuing to decline. Future gross profit margins may be adversely affected by changes in product mix, manufacturer pricing actions and competitive and economic pressures. While the Company will continue to explore ways to improve gross margins and reduce operating expenses as a percentage of sales, there can be no assurance that the Company will be successful in such efforts or that the Company's margins will not decline in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMER CREDIT EXPOSURE

         European Micro sells its products and services to a customer base of more than 375 value-added resellers, corporate resellers, retailers, direct marketers and distributors. The Company finances a significant portion of such sales by extending trade credit. As a result, the Company's business could be adversely affected in the event of the deterioration of the financial condition of its customers, resulting in the customers' inability to repay the Company. In order to minimize the risk associated with such credit, European Micro UK has sought to insure substantially all of its accounts receivable. No assurances can be given that European Micro UK will maintain such insurance or, if such insurance is maintained, that it will be maintained in an amount equal to the aggregate amount of credit extended by European Micro UK. In addition, no assurances can be given that such insurance will be available in the future on terms acceptable to European Micro UK, if at all. Moreover, the deterioration of the financial condition of one or more of its customers may make future sales to such customers uninsurable.

ABILITY TO INSURE INVENTORY AGAINST THEFT

         The Company experienced several thefts of inventory in 1997. The Company insures its inventory against theft and other damage up to a maximum of the higher of $8,900,000 or the carrying value of the inventory. On June 30, 1998, the carrying value was $1,715,000 and the maximum coverage was $8,900,000. See "Note 6 of the Notes to Financial Statements." There can be no assurance that such insurance coverage will adequately compensate the Company for all losses incurred as a result of theft or other casualty and there can be no assurance that the Company will be able to find replacement coverage if such coverage terminates or is otherwise canceled. There can be no assurance that such coverage will remain available and, if available, at affordable rates. A loss in excess of the Company's coverage or for which coverage is not available could have a material adverse affect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH ACQUISITIONS

         In September 1998, European Micro UK agreed in principle to acquire all of the issued and outstanding capital stock of Sunbelt, from its shareholders, whereby Sunbelt will become a wholly-owned subsidiary of European Micro UK. The agreement is conditioned upon the parties negotiating and entering into a definitive agreement. The shareholders of Sunbelt will receive cash and EMCC Shares. The purchase price will be payable as follows: (i) a cash payment at the closing equal to the sum of (a) the book value of Sunbelt on June 30, 1998, plus
(b) one and two-tenths (1.2) times the pre-tax earnings of Sunbelt for the year ended June 30, 1998; (ii) a cash payment or the issuance of EMCC Shares (at the Company's discretion) on or before December 31, 1999 equal to the sum of (a) four-tenths (.4) times the pre-tax earnings of Sunbelt for the year ended June 30, 1998, plus (b) up to one (1) times the pre-tax earnings of Sunbelt for the year ended June 30, 1998 (subject to the satisfaction of certain performance criteria); and (iii) a cash payment or the issuance of EMCC Shares (at the Company's discretion) on or before December 31, 2000 equal to the sum of (a) four-tenths (.4) times the pre-tax earnings of Sunbelt for the year ended June 30, 1998, plus (b) up to one (1) times the pre-tax earnings of Sunbelt for the year ended June 30, 1998 (subject to the satisfaction of certain additional performance criteria).

         European Micro may use a portion of the net proceeds from its initial public offering for acquisitions of other companies' assets or product lines that the Company believes would complement or expand its existing business, including the acquisition of Sunbelt. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including: (i) the diversion of management's attention; (ii) the difficulty of assimilation of the operations and personnel of the acquired companies; (iii) the amortization of acquired intangible assets; (iv) the assumption of potential liabilities, disclosed or undisclosed, associated with the businesses acquired, which may exceed the amount of indemnification available from the seller, if any; (v) the risk that the financial and accounting systems utilized by the businesses acquired will not meet the Company's standards; (vi) the risk that the businesses acquired will not maintain the quality of services that the Company has historically provided; (vii) the dilutive effect of the use of the Company's Common Stock as consideration for acquisitions; and (viii) the inability to attract and retain qualified local management. There can be no assurance that the Company will be able to consummate any future acquisitions on satisfactory terms (including, without limitation, the acquisition of Sunbelt), if at all, that adequate financing will be available on terms acceptable to the Company, that any acquired operations will be successfully integrated or that such operations will ultimately have a positive impact on the Company's business, financial condition and results of operations.

TRADE RESTRICTIONS ON CROSS-BORDER SALES

         Substantially all of the products purchased by European Micro are trademarked or copyrighted products which may have been sold to distributors by the manufacturers and resold to the Company. From time to time, trademark or copyright owners and their licensees and trade associations have initiated litigation or administrative agency proceedings seeking to halt the importation of such products into many of the countries in which the Company operates. There can be no assurance that future judicial, legislative or administrative agency action in such countries, including possible import, export, tariff or other trade restrictions, will not limit or eliminate some of the Company's secondary sources of supply or other business activities. In addition, there can be no assurance that the Company's business activities will not become the subject of legal or administrative actions brought by manufacturers, distributors or others based on violations of trademark or copyright rights or other laws. Such judicial, legislative, administrative or legal actions could have a material adverse affect on the Company's business, financial condition and results of operations. The Company sells products in the United States and expects to continue to do so in the future. United States trademark and copyright owners and their licensees and trade associations in other industries have initiated litigation or administrative agency proceedings seeking to halt the importation into the United States of foreign manufactured or previously exported trademarked or copyrighted products. Such actions in the United States may prevent the Company from selling products in the United States or, if, at that time, the Company is already selling products in the United States, cause the Company to cease selling products in the United States. Recently, a trademark owner was successful in prohibiting the importation of trademarked goods into the European Economic Area (the "EEA"). These trademarked goods had been sold by the trademark owner to a distributor located outside the EEA on the condition that such goods not be imported into the EEA. The Company is in the process of evaluating whether this decision will have any impact on the Company's business. Historically, the Company has obtained a significant amount of its inventory from outside the EEA. Any disruption of the Company's ability to source products from outside the EEA will have a material adverse affect on the Company's business, financial condition and results of operations. See "Business
- Sources of Supply."

MANAGEMENT OF GROWTH

         The rapid growth of the Company's business has required the Company to make significant additions in personnel and has significantly increased its working capital requirements. Such growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon the Company's management, operating and financial systems and other resources. There can be no assurance that the strain placed upon the Company's management, operating and financial systems and other resources will not have a material adverse affect on the Company's business, financial condition and results of operations, nor can there be any assurance that the Company will be able to attract or retain sufficient personnel to continue the planned expansion of its operations. Also crucial to the Company's success in managing its growth will be its ability to achieve economies of scale, such as enhanced purchasing power, the ability to purchase a higher percentage of product on credit and the ability to obtain product which the Company might not otherwise be able to obtain. There can be no assurance that the Company will be able to achieve such economies of scale, and the failure to do so could have a material adverse affect on the Company's business, financial condition and results of operations. Although the Company has experienced significant sales growth, such growth may not be indicative of future sales growth.

         To manage the expansion of its operations, the Company must continuously evaluate the adequacy of its management structure and its existing systems and procedures, including, without limitation, its data processing, financial and internal control systems. When entering new geographic markets, the Company will be required to implement its policies and financial reporting procedures, recruit personnel, and adapt its distribution systems to varying cultural, economic and governmental systems. There can be no assurance that management will adequately anticipate all of the changing demands that growth could impose on the Company's systems, procedures, and structure. In addition, the Company will be required to react to changes in its industry, and there can be no assurance that it will be able to do so successfully or at all. Any failure to adequately anticipate and respond to such changing demands may have a material adverse affect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH HOLDING FOREIGN SUBSIDIARIES

         All of the operations of European Micro Holdings, Inc. are and will be conducted through its direct or indirect subsidiaries, some of which are formed outside of the United States. European Micro Holdings, Inc.'s available cash will depend upon the cash flow of its Subsidiaries and the ability of those Subsidiaries to make funds available to European Micro Holdings, Inc. in the form of loans, dividends, intercompany advances, management fees or otherwise. The Subsidiaries are separate and distinct legal entities and, except for the payment of management fees, have no obligation, contingent or otherwise, to make funds available to European Micro Holdings, Inc., whether in the form of loans, dividends, intercompany advances or otherwise. The applicable law in certain countries may limit the ability of the Company's foreign Subsidiaries to pay dividends in the absence of sufficient withholding taxes, distributable reserves or for other reasons. None of European Micro Holdings, Inc.'s current Subsidiaries are subject to any currency exchange controls. However, future exchange controls, or the existence of such controls in other countries in which European Micro Holdings, Inc. establishes or acquires subsidiaries, could limit or restrict the ability of European Micro Holdings, Inc. to obtain loans, dividends, intercompany advances or otherwise access the financial resources of such subsidiaries. In addition, the Subsidiaries may from time to time in the future become parties to financing arrangements, which may contain limitations on the ability of such Subsidiaries to pay dividends or to make loans or advances to European Micro Holdings, Inc. In the event of any insolvency, bankruptcy or similar proceedings, creditors of the Subsidiaries would generally be entitled to priority over European Micro Holdings, Inc. with respect to assets of the affected Subsidiaries.

AVAILABLE CAPITAL FOR OBTAINING PRODUCTS IN BULK

         The Company's business often requires the volume buying of discounted products. This requires the Company to have sufficient available cash or financing to be able to take advantage of such discounted prices on a timely basis. There can be no assurance that the Company will continue to have available cash or financing. A shortage of available cash or financing may prevent the Company from being able to purchase inventory at favorable prices and therefore have a material adverse affect on the Company's business, financial condition and results of operations.

NEED FOR ADDITIONAL CAPITAL

         European Micro has historically grown through internal expansion, which has resulted in the need for significant amounts of capital or financing which often has been provided by the Company's founding shareholders. To maintain historical levels of growth, European Micro may need to seek additional funding through a secondary public offering or private financing and may, when attractive sources of capital become available, elect to obtain capital in anticipation of such needs. There can be no assurances that the founding shareholders will continue to extend credit to the Company. Adequate funds may not be available when needed or may not be available on terms favorable to European Micro. If additional funds are raised by issuing equity securities, dilution to existing shareholders may result. If funding is insufficient, the Company may be required to delay, reduce the scope of or eliminate some or all of its expansion plans.

RISK OF INDEBTEDNESS

         The Company may incur substantial amounts of indebtedness in its operations. In such event, European Micro would dedicate an increasing portion of its cash flow to servicing such indebtedness, thereby exposing it to the risks inherent in a highly leveraged company, including, among other things, interest rate and default risks. An increase in interest rates charged by lending institutions will increase the cost of servicing the Company's indebtedness as well as increase the cost of financing future acquisitions. Additionally, the Company anticipates that such indebtedness will be secured by liens on the Company's assets, and a default on such indebtedness may result in the Company's lenders foreclosing such liens. The occurrence of any of these things could have a material adverse affect on the Company's business, financial condition and results of operations. Loan agreements also typically impose substantial restrictions on borrowers and normally require strict compliance with certain financial ratios and other criteria, all of which may significantly restrict the Company's business or financial flexibility and have a material adverse affect on the Company's business and financial condition. If funding is insufficient, European Micro may be required to delay, reduce the scope of or eliminate some or all of its expansion plans. This would have a material adverse affect of the Company's business, financial condition and results of operations.

VARIABILITY OF CUSTOMER REQUIREMENTS

         The level and timing of orders placed by European Micro's customers vary due to a number of factors, including customer attempts to manage inventory, changes in customers' business strategies and variations in demand for products. European Micro relies on its estimate of anticipated future volumes when making commitments regarding the quantities and the mix of products that it intends to carry in inventory. European Micro does not have long term contracts with its customers. As such, nothing would prohibit European Micro's customers from reducing or eliminating their orders with European Micro which would result in a decrease in sales and an increase in inventory carrying costs and obsolescence. Any significant reduction in customer orders could have a material adverse affect on European Micro's business, financial condition and results of operations.

COMPETITION

         European Micro operates in a highly competitive environment. The computer wholesale distribution industry is characterized by intense competition, based primarily on product availability, credit availability, price, speed of delivery, quality and range of product lines, service and support. Certain of European Micro's competitors have greater financial, marketing, service and technical support resources than European Micro and may sell products at prices below those charged by European Micro. There can be no assurance that European Micro's resources will be sufficient to allow European Micro to compete effectively in the future. Continued increases in competition could have a material adverse affect on European Micro's business, financial condition and results of operations due to, among other things, potential price reductions and potential loss of market share.

FLUCTUATIONS IN QUARTERLY RESULTS

         European Micro's quarterly net sales and operating results have varied significantly in the past and will likely continue to do so in the future as a result of such factors as seasonal variations in the demand for the products and services offered by the Company, the introduction of new hardware and software technologies and products offering improved features and functionality, the introduction of new products and services by the Company and its competitors, the loss or consolidation of a significant supplier or customer, changes in the level of operating expenses, inventory adjustments, product supply constraints, competitive conditions including pricing, interest rate fluctuations, the impact of acquisitions, currency fluctuations and general economic conditions.

         Specific historical seasonal variations in European Micro's operating results have included a reduction in demand in Europe during the summer months and changes in the product cycle of major products. European Micro may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly operating results. Accordingly, European Micro believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. In certain future quarters, European Micro's operating results may be below the expectations of public market analysts or investors. In such event, the market price of the Common Stock would be materially adversely affected.

EFFECTS OF TECHNOLOGICAL CHANGE

         The products sold by European Micro are characterized by rapidly changing technology, frequent new product introductions and evolving industry standards that can render the products marketed by European Micro obsolete or unmarketable in a relatively short period of time. Although it is the policy of most manufacturers of microcomputer products to protect distributors in the form of price protection and/or stock rotation, the nature of European Micro's business does not allow it to enjoy those benefits. See "Business Risk Factors - No Contracts or Distribution Agreements with Suppliers." European Micro's future success will depend upon its ability to limit its exposure to obsolescence in its inventory and to gain access to its vendors' new product lines, as well as product lines of any additional vendors that release new and desirable technology.

ANTI-TAKEOVER CONSIDERATIONS

         The Company's Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative rights thereof without any further vote or action by the Company's shareholders. The issuance of preferred stock could dilute the voting power of holders of Common Stock and could have the effect of delaying, deferring or preventing a change in control of the Company. The Company's Articles of Incorporation provide that the holders of a majority of the preferred stock, voting separately from the holders of the Common Stock, must approve certain transactions. The Company's Board of Directors has been divided into three equal size classes serving staggered three-year terms. See "Management - Directors." Therefore, any shareholder (other than Messrs. Gallagher and Shields) interested in gaining control of the Company will be precluded from electing a majority of directors in any single year. Certain change of control transactions such as mergers, share exchange or sale of substantially all of the assets of the Company require an affirmative vote of a majority of the holders of the Company's Common Stock and a majority of the holders of the Company's preferred stock.

         In addition, Messrs. Gallagher and Shields together control approximately 71% (81% if the Shares of the Trust Shareholders are included although Messrs. Gallagher and Shields do not have voting power with respect to the shares held by the Trust Shareholders) of the outstanding shares of Common Stock and the voting power of these shareholders could have the effect of delaying or preventing a change in control of European Micro. These, and certain other provisions of the Company's Articles of Incorporation and Bylaws, as well as Nevada law, may operate in a manner that could discourage or render more difficult a takeover of the Company or the removal of management or the Board of Directors.

FOREIGN CORRUPT PRACTICES ACT

         The Company, like other companies operating internationally, is subject to the United States Foreign Corrupt Practices Act ("FCPA") and other laws which prohibit improper payments to foreign governments and their officials by United States and other business entities. The FCPA also requires companies to maintain accurate record keeping and systems of internal control to ensure that funds are not misappropriated. The Company's operations in certain countries create the risk of an unauthorized payment by an employee or agent of the Company which would be in violation of such laws, including the FCPA. Violations of the FCPA or these other laws may result in severe criminal penalties against the Company and its officers and directors which could have a material adverse affect on the Company's business, financial condition and results of operations.

NO ANTICIPATION OF DIVIDENDS

         European Micro anticipates that for the foreseeable future, earnings, if any, will be retained for the development of its business and will not be distributed to shareholders as dividends. The declaration and payment of dividends, if any, by European Micro at some future time will depend upon European Micro's results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or senior securities and any other factors deemed relevant by European Micro's Board of Directors. The declaration and payment of dividends, if at all, by European Micro will be at the discretion of the Board of Directors. See "Dividend Policy."

IMPACT OF THE EUROPEAN MONETARY UNION

         European monetary union is scheduled to commence in 1999, when certain European countries will adopt a single European currency called the "Euro." Substantially all of the countries in which the Company currently conducts business (except for the United States) will be affected by the European monetary union and the Euro. The Company cannot predict the impact which the European monetary union or the Euro will have on the Company. Either the European monetary union or the Euro may have a material adverse affect on the Company's business, financial condition or results of operations.

LABOR RELATIONS

         European Micro's labor force is not unionized. European Micro, however, does business in certain foreign countries where labor disruption is more common than in the United States. The majority of the freight carriers used by European Micro are unionized. A labor strike by one of European Micro's freight carriers or vendors, a general strike by civil service employees, a governmental shutdown or any type of labor disruption could have a material adverse affect on European Micro's business, financial condition and results of operation.

ITEM 2.  PROPERTIES.

         The corporate headquarters of European Micro Holdings, Inc. is located in Miami, Florida. Approximately 350 square feet is dedicated to management offices. European Micro UK operates primarily from facilities located in Manchester, England. Approximately 4,400 square feet of the facilities in Manchester are allocated to offices, including management, sales and administrative areas and the remaining 8,000 square feet is warehousing space.

         European Micro's facilities are described below:

         LOCATION                                       SQUARE FEET                LEASE EXPIRATION
         --------                                       -----------                ----------------

         Manchester (warehouse)(1)                            8,000                            2012
         Manchester (offices)(1)                              4,400                            2002
         Germany (offices)(2)                                 1,360                            2004
         Netherlands (offices and warehouse)(3)              18,000                            2002
         Miami, Florida (offices)(4)                            350                              --
         Seabrook, New Hampshire (offices and
            warehouse)(5)                                     2,300                            1998

         -------------
         (1)      European Micro UK
         (2)      European Micro Germany
         (3)      Big Blue Europe 50% Joint Venture
         (4)      European Micro Holdings, Inc.
         (5)      Nor'easter

         The office in Germany is a sales office with no warehousing facility. All products are shipped from the Manchester facility directly to the customer. European Micro considers its existing facilities to be adequate for its foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's shares of Common Stock began trading on the Nasdaq National Market on June 12, 1998, under the symbol "EMCC." The Company's high and low stock prices by quarter during 1998 are presented as follows:

                                                             1998(1)

                                                        HIGH              LOW
                                                        ----              ---

            First quarter                                 n/a              n/a
            Second quarter                                n/a              n/a
            Third quarter                                 n/a              n/a
            Fourth quarter                            $11.875            $4.75

            -----------------------
            (1) The Company was not listed on any national exchange or inter-dealer quotation system until June 12, 1998, subsequent to the close of its initial public offering. Therefore, the stock prices for the quarter ended June 30, 1998 reflect approximately 12 trading days.

         On September 28, 1998, the Company had approximately nine shareholders of record. The Company believes that it has in excess of 400 beneficial owners.

DIVIDENDS

         On February 9, 1998, the Company declared and paid a cash dividend of $550,000 or $0.1375 per share of Common Stock. During the fiscal year ended June 30, 1997, European Micro declared and paid a cash dividend of $562,000 or $0.14 per share of Common Stock. The dividends per share were calculated based on 4,000,000 shares of Common Stock outstanding. These dividends were declared and paid prior to the Company's initial public offering. The Company currently intends to retain future earnings to fund its operations and does not expect such earnings to be distributed in the future to shareholders as dividends. The declaration and payment by European Micro of any future dividends and the amount thereof will depend upon European Micro's results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or senior securities and other factors deemed relevant by the Board of Directors. The declaration and payment of dividends, if at all, by European Micro will be at the discretion of the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

         On January 31, 1998, the Company issued an aggregate of 4,000,000 shares of Common Stock to John B. Gallagher (1,900,000 shares), Harry D. Shields (1,602,696 shares), Thomas H. Minkoff, as Trustee of the Gallagher Family Trust (100,000 shares) and Stuart S. Southard and Robert H. True, Trustees of the 1997 Henry Daniel Shields Irrevocable Educational Trust (397,304 shares) in exchange for all of their shares of ordinary stock of European Micro UK pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "SECURITIES ACT"), and Rule 701 promulgated under the Securities Act. No commissions or other remuneration was paid in connection with the above-described issuance of securities.

         On May 7, 1998, the Company granted to employees and consultants of the Company or its Subsidiaries and to other persons instrumental to the success of the Company options to purchase an aggregate of 294,000 shares of Common Stock of the Company at an exercise price of $10.00 per share of Common Stock. Of the options granted, 45,000 options become exercisable on May 6, 1999, and an additional 62,250 options become exercisable on each of May 6, 2001, 2002, 2003 and 2004. These options were granted pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. No commissions or other remuneration was paid in connection with the above-described issuance of securities.

USE OF PROCEEDS

         The Company's Registration Statement (the "REGISTRATION STATEMENT") on Form S-1 filed by the Company on January 16, 1998 (File No. 333-44393) was declared effective by the Securities and Exchange Commission on April 6, 1998. The offering commenced on April 6, 1998 pursuant to a "best efforts" underwriting by Tarpon Scurry Investments, Inc. Pursuant to the terms of the Underwriting Agreement, the offering terminated on June 5, 1998 prior to the sale of all securities registered. The Registration Statement registered 1,100,000 shares of Common Stock of the Company, of which 1,000,000 shares were offered by the Company and 100,000 shares were offered by John B. Gallagher and Harry D. Shields, the Co-Presidents of the Company. The aggregate offering price of the shares registered was $11,000,000. The Company sold an aggregate of 933,900 shares of Common Stock in the offering for an aggregate offering price of $9,339,000. As of June 30, 1998, the gross proceeds of the offering were used as follows:

                       ACTUAL EXPENSES INCURED IN OFFERING
GROSS PROCEEDS                                                                                                  $9,339,000
     Underwriting Commission                                                            $747,120
     Underwriting Expenses                                                               125,000
     Nasdaq National Market Listing Fee                                                   59,000
     Printing and Engraving Expenses                                                      74,146
     Accounting Fees and Expenses                                                        284,808
     Legal Fees and Expenses                                                             432,987
     Transfer Agent Fees and Expenses                                                      7,500
     Travel                                                                              105,584
     Public Communications                                                                26,412
     Stamp Duty                                                                          260,000
     Other                                                                                57,287
TOTAL ACTUAL EXPENSES1                                                                                           2,179,844
                                                                                                  -------------------------
NET PROCEEDS                                                                                                    $7,159,156
                                                                                                  =========================

---------------------
1 No expenses were paid to directors, officers, shareholders or affiliates of the Company.

                               USE OF NET PROCEEDS

NET PROCEEDS                                                                                                    $7,159,156
     Loaned to Subsidiaries for Operations:
     European Micro UK                                                                $3,500,000
     Nor'easter                                                                        1,000,000
                                                                        -------------------------
PROCEEDS UTILIZED IN THE PERIOD                                                                                  4,500,000
                                                                                                  -------------------------
NET PROCEEDS STILL AVAILABLE                                                                                    $2,659,156
                                                                                                  =========================


ITEM 6. SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

         The following selected statement of operations and balance sheet data of the Company is set forth below for each year in the five-year period ended June 30, 1998. The information presented as of and for the years ended June 30, 1995, 1996, 1997 and 1998 is derived from the audited consolidated financial statements of the Company and should be read in conjunction with the consolidated Financial Statements as of June 30, 1997 and 1998 and each of the years in the three-year period ended June 30, 1998 and the Notes thereto included elsewhere in this filing. The information presented as of and for the year ended June 30, 1994 is derived from the Company's unaudited consolidated financial statements. In the opinion of management, the unaudited financial statements of the Company have been prepared on the same basis as the audited financial statements included herein and include all adjustments necessary for the fair presentation of financial position and results of operations at these dates and for these periods which adjustments are only of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of results that may be expected for the full year. See "Index to Financial Statements."

                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEAR ENDED JUNE 30,
                                                     1994        1995          1996         1997         1998
                                 ------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net Sales                                         $29,235       33,864        40,348       46,655      111,453
Income from operations                                986        1,848         1,478        2,051        7,232
Net income                                            524        1,115           845        1,034        4,485
Net income per share                                $0.13         0.28          0.21         0.26         1.10
Dividends per share (basic and diluted)               0.0         0.10          0.24         0.14         0.14
Weighted average common shares
   outstanding, basic                           4,000,000    4,000,000     4,000,000    4,000,000    4,066,524
Weighted average common shares
   outstanding, diluted                         4,000,000    4,000,000     4,000,000    4,000,000    4,087,466


                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      JUNE 30,
                                                        1994       1995         1996         1997           1998
                                    -------------------------------------------------------------------------------
    BALANCE SHEET DATA:
    Working capital(1)                                  $674      1,736        1,474         1,976         12,959
    Total assets                                       3,928      5,873        7,857         8,844         19,204
    Long-term debt, net of
       current portion                                    68         41           37            45             84
    Shareholders' equity                                $843      1,924        1,769         2,511         13,680

------------------------
(1) Total current assets less total current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FILING.

OVERVIEW

         European Micro is an independent distributor of microcomputer products, including personal computers, memory modules, disc drives and networking products, operating primarily in Western Europe. European Micro has pursued and expects to continue to pursue a strategy of purchasing product for resale on the worldwide surplus or aftermarket as opposed to purchasing products for resale directly from manufacturers. European Micro's ability to purchase products for resale in these markets has enabled European Micro to increase net sales and achieve strong operating results. For the three-year period ended June 30, 1998, European Micro's total net sales increased from $40.3 million in fiscal 1996 to $111.4 million in fiscal 1998, and gross profit increased from $4.4 million to $14.4 million. European Micro attributes these increases in sales to increased customer demand for European Micro's products and, more recently, to the expansion of the range of products offered.

         To date, European Micro has derived substantially all of its operating income and cash flow from European Micro UK. Generally, European Micro UK purchases and sells its products in currencies other than the United States dollar. European Micro UK seeks to limit its exposure to currency fluctuations through hedging.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Currency Risk Management."

RESULTS OF OPERATIONS

         The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in European Micro's Consolidated Statements of Operations:

                             PERCENTAGE OF NET SALES

                                                                  FISCAL YEARS ENDING JUNE 30,
                                                                  ----------------------------
                                                             1996              1997             1998
                                                             ----              ----             ----
Net sales to third parties                                   98.9%             99.7%            73.9%
Net sales to related parties                                  1.1               0.3             26.1
                                                         --------          --------         --------
Total net sales                                             100.0             100.0            100.0
                                                         --------          --------         --------
Cost of goods sold to third parties                         (87.9)            (88.2)           (61.4)
Cost of goods sold to related parties                        (1.1)             (0.4)           (25.7)
                                                         --------          --------         --------
Total cost of goods sold                                    (89.0)            (88.6)           (87.1)
                                                         --------          --------         --------
Gross profit                                                 11.0              11.4             12.9
Operating expenses                                           (7.3)             (7.0)            (6.4)
                                                         --------          --------         --------
Operating profit                                              3.7               4.4              6.5
Interest expense                                             (0.4)             (0.6)            (0.4)
Share of (loss) or income in the
  unconsolidated affiliate                                      -              (0.2)               -
                                                         --------          --------         --------
Income before income taxes                                    3.3               3.6              6.1
Provision for income taxes                                   (1.2)             (1.4)            (2.1)
                                                         --------          --------         --------
Net Income                                                    2.1%              2.2%             4.0%
                                                         ========          ========         ========


FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

         TOTAL NET SALES. Total net sales increased $64.8 million, or 139%, from $46.6 million in the year ended June 30, 1997 to $111.4 million in the comparable period in 1998. The increase in net sales was primarily attributable to sales to related parties (accounting for approximately $29.1 million), the purchase of computer peripherals on favorable terms and subsequently sold in the period (accounting for approximately $13.8 million), the broadening of the Company's product base (accounting for approximately $6.0 million), the return of some key personnel from temporary leave (accounting for approximately $4.0 million) and the growth of the Premier Dealers Club (accounting for approximately $2.6 million). There can be no assurance that the Company will be able to maintain the level of sales or sales growth achieved in this period because the Company does not expect to be able to regularly purchase peripherals and other products on terms as favorable as achieved in the period ended June 30, 1998. For the years ended June 30, 1998 and 1997, respectively, customer rebates and discounts were immaterial.

         Excluding net sales to related parties, net sales increased $35.8 million, or 77%, from $46.5 million in the year ended June 30, 1997 to $82.3 million in comparable period in 1998.

         Net sales to related parties increased $28.9 million from $154,000 in the year ended June 30, 1997 to $29.1 million in the comparable period in 1998. This increase is attributable to Group purchases by the Company of computer peripherals made on behalf of related parties and subsequently by related parties to third parties.

         GROSS PROFIT. Gross profit increased $9.1 million, or 169.8%, from $5.3 million in the year ended June 30, 1997 to $14.4 million in the comparable period in 1998. Gross profit excluding related party transactions increased to $14 million the year ended June 30, 1998 from $5.3 million in the same period of the prior year. Gross profit was unusually high in the period due to the purchase of computer peripherals on favorable terms during the year ended June 30, 1998. The Company expects its gross profit to be significantly lower in future periods because it does not expect to be able to regularly purchase computer peripherals and other products on terms as favorable as achieved in the period ended June 30, 1998.

         Gross margins increased from 11.4% in the year ended June 30, 1997 to 12.9% in the comparable period in 1998. Excluding related party transactions, gross margin increased from 11.5% in the year ended June 30, 1997 to 17.0% in the comparable period in 1998. The increase in gross margins was attributable to higher than usual margins caused by the purchase of computer peripherals in the period which were purchased by the Company on exceptional trading terms and subsequently sold. The Company expects its gross margin to be significantly lower in future periods because it does not expect to be able to regularly purchase products on as favorable terms as that experienced in the period.

         Foreign exchange gains and losses moved from a loss of $157,000 in the year ended June 30, 1997 to a loss of $510,000 in the comparable period in 1998. During the second quarter of fiscal 1997, the Company suffered considerable exchange losses as a result of the strengthening of the pound sterling relative to other European currencies, causing a devaluation of many of the Company's foreign currency accounts receivable. The Company addressed this issue by introducing more rigorous hedging policies.

         OPERATING EXPENSES. Operating expenses as a percentage of total net sales decreased from 7.0% in the year ended June 30, 1997 to 6.4% in the comparable period in 1998 due primarily to the increase in total net sales relative to operating expenses. Operating expenses consist primarily of fixed costs, such as wages, salaries, rents and rates. Excluding related party transactions, operating expenses as a percentage of net sales increased from 6.9% in the year ended June 30, 1997 to 8.6% in the comparable period in 1998 due to higher commissions and bonus compensation paid during the period. The Company's commission and bonus compensation is based on the Company's gross margin. For the reasons set forth above, the Company achieved higher gross margins in the period which resulted in higher commission and bonus compensation in the period.

         INTEREST EXPENSE. Interest expense increased by $144,000 from $293,000 in the year ended June 30, 1997 to $437,000 in the comparable period in 1998. This was attributable to increased borrowings by European Micro to fund its inventory and accounts receivable prior to the receipt of funds from the Company's initial public offering.

         INCOME TAXES. Income taxes as a percentage of earnings before income taxes decreased from 38.6% in the year ended June 30, 1997 to 34.0% in the comparable period in 1998. This decrease was primarily attributable to the increase in income before income taxes relative to disallowed expenditures for corporate income tax purposes. The effective rate of income tax may increase in the future periods as a result of the change in structure and the mix of sales across the various countries to which the Company sells its products.

         INTEREST IN JOINT VENTURE. European Micro's share of income or loss from Big Blue Europe increased from a loss of $73,000 in the year ended June 30, 1997 to a gain of $3,000 in the comparable period in 1998. These earnings are attributable to the business maturing past the start-up stage. The Company expects this trend to continue as Big Blue Europe attracts more customers and further strengthens existing relationships.

         WAREHOUSE BREAK-IN. In November 1997, European Micro UK's warehouse was broken into and approximately $503,000 of inventory was stolen. All inventory was insured and the Company was reimbursed by its insurance company for the cost of the inventory less an $8,000 standard deductible. In order to prevent any additional thefts, the Company has implemented the following steps:

         (1) The Company has relocated its warehouse facility to a more secure location.

         (2) The Company consulted with a security specialist and expended over $40,000 in security measures, including direct radio communication with law enforcement.

         (3) The Company implemented new procedures regarding occupancy and the opening and closing of the warehouse facility.

         A receivable was established in the accounts as it was probable that the claim would be settled. This claim has now been settled in full following receipt of the claim in February 1998.

FISCAL YEARS ENDED JUNE 30, 1997 AND 1996

         TOTAL NET SALES. Total net sales increased $6.4 million, or 15.9%, from $40.3 million in the year ended June 30, 1996 to $46.7 million in the comparable period in 1997. Excluding net sales to related parties, net sales increased $6.6 million, or 16.5%, from $39.9 million in the year ended June 30, 1996 to $46.5 million in the comparable period in 1997. The increase in net sales was attributable to the broadening of the product base as a by-product of the new purchasing department (accounting for approximately $4.2 million) and the creation of the Premier Dealers Club (accounting for approximately $2.4 million). For the years ended June 30, 1997 and 1996, respectively, customer rebates and discounts were immaterial.

         Net sales to related parties decreased $282,000 from $436,000 in the year ended June 30, 1996 to $154,000 in the comparable period in 1997. This did not have any material affect on the Company's results of operations in the year ended June 30, 1997.

         GROSS PROFIT. Gross profit increased $0.8 million, or 17.8%, from $4.5 million in the year ended June 30, 1996 to $5.3 million in the year ended June 30, 1997 due to increased sales in the period. Related party transactions did not have a material affect on gross profit in this period.

         Gross margins increased from 11.0% in the year ended June 30, 1996 to 11.4% in the year ended June 30, 1997. This was attributable to European Micro's product mix. The gross margins were not materially affected by the related party transactions in the years ended June 30, 1997 and 1996, respectively. The Company does not expect to maintain this level of gross margin in future periods.

         Foreign exchange gains and losses moved from a gain of $21,000 in the year ended June 30, 1996 to a loss of $157,000 in the comparable period in 1997. This loss was attributable to the strengthening of the pound sterling relative to other European currencies.

         OPERATING EXPENSES. Operating expenses as a percentage of total net sales decreased from 7.4% in the year ended June 30, 1996 to 7.0% in the comparable period in 1997. Operating expenses consist primarily of fixed costs, such as salaries, rents and rates. Therefore, while net sales have increased in the period there has not been a corresponding increase in the fixed cost base.

         INTEREST EXPENSE. Interest expense increased $133,000 from $160,000 in the year ended June 30, 1996 to $293,000 in the comparable period in 1997. The increase was attributable to increased borrowings by European Micro to fund the increased trading activity.

         INCOME TAXES. Income taxes as a percentage of earnings before income taxes increased from 35.9% in the year ended June 30, 1996 to 38.6% in the comparable period in 1997. The increase was primarily attributed to the increase in disallowed travel and entertainment expenditures for corporate income tax purposes.

         INTEREST IN JOINT VENTURE. European Micro's share of losses from Big Blue Europe was $73,000 in the year ended June 30, 1997. These losses are attributed to business start-up costs. Big Blue Europe commenced operations in January 1997.

         WAREHOUSE BREAK-IN. In January 1997, European Micro UK's warehouse was broken into and approximately $155,000 of inventory was stolen. All inventory was insured and the Company was reimbursed by its insurance company for the cost of the inventory less an $8,000 standard deductible. To attempt to prevent any additional thefts, the Company took several steps including the addition of steel bars on all roof vents and skylights.

         A receivable was established in the balance sheet as it was probable that the claim would be settled. The claim was settled in full minus the deductible upon receipt of the claim in May 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for operating expenses, funding accounts receivable and for the purchase of additional inventory to support growth and to take greater advantage of available cash discounts offered by certain of European Micro's suppliers for early payment.

         In June 1998, the Company received $9.3 million in gross proceeds from its initial public offering of 933,900 shares of Common Stock. The Company incurred total expenses in connection with the offering of $2.2 million. The Company intends to use the proceeds to fund operations and provide working capital to European Micro UK and for Nor'easter. The proceeds will also be used for expansion purposes, including mergers and acquisitions.

         Short-term working capital requirements are funded by a combination of overdraft facilities provided by National Westminster Bank Plc together with accounts receivable financing provided by Lombard Natwest. Both of these facilities are set and reviewed annually. Short-term obligations must be repaid within one year. In both cases the amounts drawn down attract the same rate of interest based on a markup over the bank borrowing rate in the United Kingdom. The overdraft facility was $830,000 in the year ended June 30, 1997, and was increased to $2 million during fiscal 1998. The accounts receivable financing provides for draw-down of 85% of trade debtors. Further funding was agreed between the Company and the National Westminster Bank in June 1998 in the form of a short term revolving credit agreement, secured against inventory. The facility allows the Company to borrow up to $5.6 million to assist in the purchase of inventory.

         Long-term funding is supplied to the Company in the form of hire purchase and capital lease agreements. Long-term obligations are due for repayment in more than one year. These agreements are made through both Lloyds Bowmaker and Natwest Vehicle Solutions, and are secured by vehicles owned by the Company. The agreements are usually for 36 months from the date of purchase and are typically for 80% of the purchase value of the vehicle. All but two of the agreements are subject to variable rate interest. As of June 30, 1998, the borrowings were $154,000, of which $84,000 was due after more than one year.

         FISCAL YEAR ENDED JUNE 30, 1998. Cash provided by operating activities for fiscal 1998 amounted to $1.6 million. Significant factors in the generation of cash were net income for the year of $4.5 million and increases in taxes payable of $2.2 million. The cash provided by operations was partially offset primarily by the increases in trade receivables of $2.3 million, which was a result of the considerable increase in business during the period, including significant UK sales with longer credit terms and an advance payment made for the purchase of inventory of $2.0 million. The advance payment was made to take advantage of favorable pricing. Further, cash was used to pay down trade payables by $400,000 and an increase in due from related parties of $329,000.

         Cash used in investing activities amounted to $421,000. This was attributed to the purchase of fixed assets amounting to $596,000 less the sale of fixed assets of $175,000. The purchase of fixed assets consisted primarily of expenditures for office improvements (as the Company moved onto an additional floor at their Manchester, England office) of $150,000, new computers and office equipment of $103,000, a forklift for the warehouse of $22,000, and new vehicles of $286,000. The sale of fixed assets consisted primarily of used vehicles traded for the purchase of new vehicles.

         Cash provided by financing activities amounted to $3.4 million. This was primarily the result of the receipt of net proceeds from the initial offering of $7.1 million ($9.3 million proceeds less expenses of $2.2 million). Cash used in financing activities amounted to $3.8 million to repay the short-term financing facilities and the payment of a cash dividend of $550,000 prior to the Company's initial public offering.

         The net increase in cash was $4.7 million for the year ended June 30, 1998 which is after the impact of exchange rates of $82,000.

         FISCAL YEAR ENDED JUNE 30, 1997. Cash provided by operating activities during the year amounted to $247,000. Significant factors in the generation of cash were net income for the year amounting to $1.0 million and increases in trade payables of $1.0 million. This was due primarily to a significant move towards third party suppliers as opposed to related party purchases which had been particularly high in 1996. Cash was also provided by reductions in amounts due from related parties ($139,000) and a decrease in other current assets ($267,000). The cash provided by operations was partially offset primarily by the decrease in amounts due to related parties of $956,000 (as a result of the high third party purchases), an increase in trade receivables of $672,000 and an increase in inventory of $540,000. The increase in trade receivables was due to both a movement away from central European sales towards UK sales, which traditionally have longer credit terms and the continuing pressure to offer longer credit terms to the maturing marketplace.

         Cash used in investing activities amounted to $412,000 which was primarily attributed to the purchase of fixed assets amounting to $195,000 which was partially offset by disposals ($47,000) and the investment in an unconsolidated affiliate, Big Blue Europe of $264,000. The larger fixed asset purchases included the addition of two cars ($69,000) and computer equipment for additional staff, network upgrades and laptop computers ($86,000). Fixtures and fittings purchases during the year of $40,000 included additional furniture for the increase in employees and $15,000 for warehouse security measures.

         Cash used in financing activities amounting to $123,000 was used primarily for the payment of dividends amounting to $562,000, reductions in the bank overdraft amounting to $314,000 and repayment of capital leases of $71,000. The generation of $824,000 through trade receivable discounting was brought about partially through the increase in trade receivables and partially through a change in banking policy in December 1996. While the Company had only discounted UK receivables up to December 1996, the change in policy allowed the Company to additionally discount central European trade receivables. Against this increase in the discounting creditor the level of the bank overdraft was reduced and this is reflected by the $314,000 adverse change in the bank overdraft.

         Exchange movements of $254,000 had a favorable effect on cash. This arises as a result of the year end sterling to dollar exchange rate moving from (pound)1:$1.5538 as of June 30, 1996, to (pound)1:$1.6643 as of June 30, 1997 and the resulting effect on translating the balance of net assets as of June 30, 1996 together with the retained earnings for the year ended June 30, 1997.

         The overall net decrease in cash was $34,000.

         FISCAL YEAR ENDED JUNE 30, 1996. Cash provided by operating activities amounting to $170,000 was primarily attributable to net income generated for the year amounting to $845,000, an increase in amounts due to related parties of $866,000, reductions in inventory of $661,000 and an increase in other current liabilities ($425,000). These amounts were partially offset by an increase in trade receivables of $1,677,000 and increases in the amounts due from related parties of $611,000. In addition cash was also used to reduce trade payables ($407,000). May 1996 was a particularly strong month for European Micro, the highest monthly turnover in the Company's history. Certain UK customers had bought significant volumes and value of product, and with the larger customers having longer credit terms, some May 1996 debt was still outstanding at the end of June 1996. Much of the product bought at the end of the 1996 fiscal year was purchased from related parties, and with the cash used in funding debtors the level of payables due to related parties was high, while the payables to third parties were reduced.

         Inventory value decreased by $611,000 in the fiscal year ended June 30, 1996. Such fluctuations are not uncommon given that European Micro typically purchases large amounts of inventory at a time which is then sold over a period of weeks. This creates an uneven inventory balance on a monthly basis.

         Cash used in investing activities amounted to $157,000. This amount consisted of $171,000 (related to the purchase of fixed assets consisting primarily of $100,000 of vehicles) which was partially offset by sales of fixed assets ($14,000).

         Cash provided by financing activities of $292,000 primarily resulted from an increase in the level of the bank overdraft of $1,029,000 and an increase in the discount creditor of $283,000. Cash was used in the payment of dividends amounting to $961,000 and $59,000 of payments made on capital leases.

         The net increase in cash was $275,000, which is after the impact of exchange rates amounting to $30,000.

YEAR 2000 ISSUES

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the Year 2000. If not corrected in the computer applications of the Company or its suppliers and customers, this problem may cause computer applications to fail or to create erroneous results by or at the Year 2000. The Company has received informal assurances from the companies manufacturing the computer applications used in its business operations that such computer applications are Year 2000 compliant. Although the Company believes that its computer applications will not be affected by the Year 2000 problem, any failure or erroneous results produced thereby may have a material adverse affect on the Company's business, financial condition or results of operations. The Company does not generally sell software products and therefore the Company does not expect its products to be affected by the Year 2000 problem.

         The Company is evaluating the impact the Year 2000 problem will have on its suppliers and customers, although the Company expects such evaluation to be made informally through discussions with customers and suppliers. The failure of the Company's suppliers and customers to correct the Year 2000 problem in their computer applications may have a material adverse affect on the Company's business, financial condition and results of operations. As of the date of this filing, the Company cannot accurately anticipate or quantify the impact on the Company of its suppliers' and customers' failure to correct this problem. The Company is formulating contingency plans to implement in the event its suppliers' and customers' fail to address the Year 2000 problem.

ASSET MANAGEMENT

         INVENTORY. European Micro's goal is to achieve high inventory turns and maintain a low number of stock keeping units and thereby reduce European Micro's working capital requirements. European Micro's strategy to achieve this goal is to effectively manage its inventory and to achieve high order fill rates. Inventory levels may vary from period to period, due to factors including increases or decreases in sales levels, European Micro's practice of making large-volume purchases when it deems such purchases to be attractive, new products and changes in European Micro's product mix.

         ACCOUNTS RECEIVABLE. European Micro sells its products and services to a customer base of more than 375 value-added resellers, corporate resellers, retailers and direct marketers. European Micro offers credit terms to qualifying customers and also sells on a pre-pay and cash-on-delivery basis. With respect to credit sales, European Micro attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. Substantially all of European Micro UK's accounts receivables are insured.

CURRENCY RISK MANAGEMENT

         REPORTING CURRENCY. European Micro Holdings, Inc.'s reporting and functional currency, as defined by Statement of Financial Accounting Standards No. 52, is the United States dollar. The functional currency of European Micro UK is the United Kingdom pound sterling. European Micro UK translates into the reporting currency by measuring assets and liabilities using the exchange rates in effect at the balance sheet date and results of operations using the average exchange rates prevailing during the period.

         HEDGING AND CURRENCY MANAGEMENT ACTIVITIES. European Micro attempts to limit its risk of currency fluctuations through hedging where possible. European Micro utilizes derivative financial instruments in the form of forward exchange contracts for the purpose of economic hedges of anticipated sale and purchase transactions. In addition, European Micro enters into economic hedges for the purpose of hedging foreign currency market exposures of underlying assets, liabilities and other obligations which exist as part of its ongoing business operations.

         European Micro UK manages its currency exposure when transactions are consummated in currency other than United Kingdom pound sterling. For example, in the year ended June 30, 1998, purchases of inventory by European Micro UK, were in United Kingdom pound sterling (58%), Spanish pesetas (14%), United States dollars (11%), Finland marks (8%) and other (9%). The most significant currencies in which sales were made, other than United Kingdom pound sterling (34%), were the United States dollar (33%), German Mark (12%), and the Dutch guilder (6%). Additionally, receivables are significantly spread out over several currencies. Lastly, if bank balances are maintained in different currencies they would also be subject to currency fluctuations.

         The policy of the Company is not to hedge specifically against individual daily transactions. Instead, the exposure to a currency is determined every two to three days. This is done by comparing the bank account balances and account receivables with accounts payable, all in the same currency which acts as a "natural" hedge. Thereafter, to the extent that a bank balance and the accounts receivable are not substantially offset by the accounts payable, there would be a need to cover the residual balance with a forward currency contract. The Company tends to concentrate its currency management into four currencies:
United Kingdom pound sterling, United States dollar, Dutch guilder and German mark. It normally deems the exposure in other currencies to be minimal. However, when the Company buys products in other currencies, the Company may, in conjunction with current market advice, enter into a forward currency contract to cover current and some anticipated future purchases.

         The currency instruments used by the Company are always forward currency contracts with either fixed or optional take up dates. Moreover, inasmuch as the need is to cover short-term receivables or payables (usually always less than 45 days), these contracts are usually for periods that do not exceed 60 days.

         ECONOMIC AND MONETARY UNION. On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and a new currency called the "euro." These countries have agreed to adopt the euro as their common legal currency on that date. The euro will then trade on currency exchanges and be available for non-cash transactions. Thereafter and until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the euro is scheduled to replace the sovereign legal currencies of these countries. Through the operations of European Micro UK, the Company has significant operations within the European Union, including many of the countries which are scheduled to adopt to euro. The Company is evaluating the impact the euro will have on its continuing business operations and no assurances can be given that the euro will not have a material adverse affect on the Company's business, financial condition and results of operations. However, the Company does not expect the euro to have a material affect on its competitive position as a result of price transparency within the European Union because the Company does not rely on currency imbalances in purchasing inventory from within the European Union. Moreover, the Company is evaluating its ability to update its information technology to accommodate the adoption of the euro but it does not expect to incur material costs in either evaluating or updating such technology. In addition, the Company cannot accurately predict the impact the euro will have on currency exchange rates or the Company's currency exchange rate risk. The Internal Revenue Service ("IRS") has requested comments on various tax issues raised by the euro conversion. The IRS is expected to publish guidelines on this issue soon and, until such time, the Company cannot predict whether the IRS guidelines will have any tax consequences on the Company.

INTER-GROUP SALES

         In order to achieve attractive prices from suppliers, the Company must commit to the purchase of a large quantity of inventory. European Micro polls the other members of the Group for informal commitments to help distribute such inventory. Thereafter, European Micro, as a member of the Group, would obtain the product, examine the product for damage and authenticity, and then supervise the shipping to the other Group members. In that capacity, European Micro acts as a "purchasing agent" for the other members of the Group. Such sales from European Micro during fiscal 1997 were immaterial. Note however, that European Micro benefited from similar low mark-up purchases from the Group to the extent of over $22 million during that same period.

         Later, when market conditions such as the strengthening of the United States dollar and an aggressive sales effort from a leading manufacturer changed the emphasis to European Micro purchasing during the year ended June 30, 1998, sales from European Micro to related parties increased to over $29 million.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company utilizes derivative financial instruments in the form of forward exchange contracts for the purpose of economic hedges of anticipated sale and purchase transactions. In addition the Company enters into economic hedges for the purposes of hedging foreign currency market exposures of underlying assets, liabilities and other obligations which exist as part of its ongoing business operations.

         Where the foreign currency exposure is covered by a forward foreign exchange contract the asset, liability or other obligation is recorded at the contracted rate each month end and the resultant mark-to-market gains and losses are recognized as cost of sales in the current period, generally consistent with the period in which the gain or loss of the underlying transaction is recognized. Cash flows associated with derivative transactions are classified in the statement of cash flows in a manner consistent with those of the exposure being hedged.

         The Company places all foreign exchange forward contracts with Global Financial Markets, a division of the National Westminster Bank PLC, a leading European bank.

EXCHANGE RATE SENSITIVITY

         The table below summarizes information on foreign currency forward exchange agreements. The table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates (in thousands except exchange rates).

                                                                         EXPECTED
                                                                        MATURITY OR
                                                                     TRANSACTION DATE                 FAIR VALUE
                                                                     -----------------            -----------------
           FORWARD EXCHANGE
             AGREEMENTS

           JUNE 30, 1998
             (Receive (pound)/pay $US)                                   July 10, 1998
             Contract amount                                                      $700                         $701
             Average contractual
               exchange rate                                           $1.667/(pound)1

             (Receive (pound)/pay PST)                                 August 13, 1998
             Contract amount                                                      $262                         $262
             Average contractual
               exchange rate                                           (pound)1/254.25

           JUNE 30, 1997
             (Receive $US/Pay(pound))                                   June 30, 1998
             Contract amount                                                   $2,006                        $2,006
             Average contractual
               exchange rate                                            $1.66/(pound)1

           (Receive (pound)/pay DM)                                      June 30, 1998
             Contract amount                                                      $430                         $450
             Average contractual
               exchange rate                                            (pound)0.36/DM

         The fair value has been determined by applying the mid-price of the spread on the buy or sell rates as appropriate, of the relevant foreign currency at the balance sheet date. The mid-price used is that quoted by the Financial Times.

         Income and losses in respect of the transaction foreign exchange transactions were as follows (in thousands):

                                                                               YEAR ENDED JUNE 30,
                                                                       1996            1997              1998
                                                             -------------------------------------------------

           (Loss) income on foreign exchange transactions              $21            (157)              (510)
                                                                   =======         =======            =======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements of the Company appear beginning at page F-1. Certain quarterly financial data is set forth below.

                            ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  NET INCOME
JUNE 30,                                                                          PER SHARE
                                                                                  (BASIC AND
1998                              NET SALES      GROSS PROFIT       NET INCOME     DILUTED)1
----                              ---------      ------------       ----------   ----------
First Quarter                       $24,107             1,839              485        $0.12
Second Quarter                       22,002             2,541              669         0.16
Third Quarter                        39,130             6,581            2,380         0.59
Fourth Quarter                      $26,214             3,434              951        $0.23

                            ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  NET INCOME
JUNE 30,                                                                          PER SHARE
                                                                                  (BASIC AND
1997                              NET SALES      GROSS PROFIT       NET INCOME     DILUTED)1
----                              ---------      ------------       ----------    ---------
First Quarter                        $8,696             1,231              287        $0.07
Second Quarter                       10,963             1,025               94         0.02
Third Quarter                        13,571             1,454              291         0.07
Fourth Quarter                      $13,425             1,627              362        $0.10

---------------------
1 Net income per share is calculated pursuant to Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" which was issued in February 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by Items 10, 11, 12 and 13 of this Part III is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on November 16, 1998.

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1)(2) FINANCIAL STATEMENTS. See index to consolidated financial statements and supporting schedules.

         (a)(3)  EXHIBITS.

EXHIBIT
NO.         DESCRIPTION                                        LOCATION
---         -----------                                        --------

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

3.02        Certificate of Amendment of Articles of            Incorporated  by  reference  to Exhibit No.
            Incorporation                                      3.02    to    Registrant's     Registration
                                                               Statement.

3.03        Bylaws                                             Incorporated  by  reference  to Exhibit No.
                                                               3.02 to the Registration Statement.

4.01        Form of Stock Certificate                          Incorporated  by  reference  to Exhibit No.
                                                               4.01 to the Registration Statement.

4.02        1998 Stock Incentive Plan                          Incorporated  by  reference  to Exhibit No.
                                                               4.02 to the Registration Statement.

4.03        1998 Stock Employee Stock Purchase Plan            Incorporated  by  reference  to Exhibit No.
                                                               4.03 to the Registration Statement.

4.04        Form of Lock-up Agreement                          Incorporated  by  reference  to Exhibit No.
                                                               4.04 to the Registration Statement.

10.01       Form of Advice of Borrowing  Terms with  National  Incorporated  by  reference  to Exhibit No.
            Westminster Bank Plc                               10.01 to the Registration Statement.

10.02       Invoice Discounting Agreement with  Lombard        Incorporated  by  reference  to Exhibit No.
            Natwest Discounting  Limited, dated November       10.02 to the Registration Statement.
            21, 1996

10.03       Commercial Credit Insurance, policy number         Incorporated  by  reference  to Exhibit No.
            60322, with Hermes Kreditversicherungs-AG dated    10.03 to the Registration Statement.
            August 1, 1995

10.04       Commercial Credit Insurance, policy number         Incorporated  by  reference  to Exhibit No.
            82692, with Hermes Kreditversicherungs-AG dated    10.04 to the Registration Statement.
            August 1, 1995

10.05       Consignment Agreement with European Micro          Incorporated  by  reference  to Exhibit No.
            Computer B.V., dated January 1996                  10.05 to the Registration Statement.

10.06       Distributor Agreement with WatchGuard              Incorporated  by  reference  to Exhibit No.
            Technologies, Inc., dated November 5, 1997         10.06 to the Registration Statement.

10.07       Shareholders' Cross-Purchase Agreement by and      Incorporated  by  reference  to Exhibit No.
            between Jeffrey Gerard Alnwick, Marie Alnwick,     10.07 to the Registration Statement.
            European  Micro  Plc and Big  Blue  Europe,  B.V.
            dated August 21, 1997



10.08       Trusteed Shareholders Cross-Purchase Agreement     Incorporated  by  reference  to Exhibit No.
            by and between John B. Gallagher, Harry D.         10.08 to the Registration Statement.
            Shields, Thomas H. Minkoff, Trustee of the
            Gallagher Family Trust, Robert H. True and
            Stuart S. Southard, Trustees of the Henry Daniel
            Shields 1997 Irrevocable Educational Trust,
            European Micro Holdings,  Inc. and SunTrust Bank,
            Nashville, N.A., as Trustee dated January 31,
            1998

10.09       Executive Employment Agreement between John B.     Incorporated  by  reference  to Exhibit No.
            Gallagher and European Micro Holdings, Inc.        10.09 to the Registration Statement.
            effective as of January 1, 1998

10.10       Executive Employment Agreement between Harry D.    Incorporated  by  reference  to Exhibit No.
            Shields and European Micro Holdings, Inc.          10.10 to the Registration Statement.
            effective as of January 1, 1998

10.11       Contract of Employment Agreement between           Incorporated  by  reference  to Exhibit No.
            Laurence Gilbert and European Micro UK dated       10.11 to the Registration Statement.
            March 14, 1998

10.12       Contract of Employment between Bernadette          Incorporated  by  reference  to Exhibit No.
            Spofforth and European Micro UK dated April 30,    10.12 to the Registration Statement.
            1996

10.13       Subscription Agreement by and between John B.      Incorporated  by  reference  to Exhibit No.
            Gallagher, Harry D. Shields, Thomas H. Minkoff,    10.13 to the Registration Statement.
            Trustee of the Gallagher Family Trust, Robert H.
            True and Stuart S. Southard, Trustees of the
            Henry Daniel Shields 1997 Irrevocable
            Educational Trust, European Micro Holdings,  Inc.
            effective as of January 31, 1998

10.14       Administrative Services Contract by and between    Incorporated  by  reference  to Exhibit No.
            European Micro Holdings, Inc. and European Micro   10.14 to the Registration Statement.
            Plc effective as of January 1, 1998

10.15       Escrow Agreement between European Micro            Incorporated  by  reference  to Exhibit No.
            Holdings, Inc., Tarpon Scurry Investments, Inc.    10.15 to the Registration Statement.
            and The Chase Manhattan dated as of March  24,
            1998

10.16       Form of Indemnification Agreements with officers   Incorporated  by  reference  to Exhibit No.
            and directors                                      10.16 to the Registration Statement.

10.17       Form of Credit Agreement by and between European   Provided herewith.
            Micro UK and National Westminster Bank Plc

21.01       Subsidiaries of the Registrant                     Provided herewith.

23.01       Consents of experts and counsel                    Provided herewith.

27.01       Financial Data Schedule                            Provided herewith.

         Management contracts or compensatory plans or arrangements are set forth as Exhibits 4.02, 4.03, 10.09, 10.10, 10.11 and 10.12 above.

(B)      REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  September 28, 1998

                                            EUROPEAN MICRO HOLDINGS, INC.

                                            By:      /S/ JOHN B. GALLAGHER
                                                --------------------------------
                                                     John B. Gallagher
                                                     Co-President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                                  DATE
---------                               -----                                  ----

/S/ HARRY D. SHIELDS                    Co-Chairman; Co-President              September 28, 1998
-----------------------------           (Principal Executive Officer);
Harry D. Shields                        Director

/S/ JOHN B. GALLAGHER                   Co-Chairman; Co-President              September 28, 1998
-----------------------------           (Principal Executive Officer);
John B. Gallagher                       Director

/S/ JAY NASH                            Chief Financial Officer and            September 28, 1998
-----------------------------           Controller (Principal Financial
Jay Nash                                Officer and Controller)

/S/ LAURENCE GILBERT                    Director                               September 28, 1998
-----------------------------
Laurence Gilbert
/S/ BERNADETTE SPOFFORTH                Director                               September 28, 1998
-----------------------------
Bernadette Spofforth

/S/ KYLE R. SAXON                       Director                               September 28, 1998
-----------------------------
Kyle R. Saxon

/S/ BARRETT SUTTON                      Director                               September 28, 1998
-----------------------------
Barrett Sutton


                        INDEX TO THE FINANCIAL STATEMENTS

EUROPEAN MICRO HOLDINGS, INC.

Independent Auditors' Report                                               F-2

Consolidated Balance Sheets as of June 30, 1997 and 1998                   F-3

Consolidated Statements of Operations for the years ended
     June 30, 1996, 1997 and 1998                                          F-4

Consolidated Statements of Changes in Shareholders' Equity
     for the years ended June 30, 1996, 1997 and 1998                      F-5

Consolidated Statements of Cash Flows for the years ended
     June 30, 1996, 1997 and 1998                                          F-6

Notes to Consolidated Financial Statements                                 F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and the Shareholders of European Micro Holdings, Inc.

We have audited the accompanying consolidated balance sheets of European Micro Holdings, Inc. and its subsidiaries as of June 30, 1997 and 1998, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of European Micro Holdings, Inc. and its subsidiaries as of June 30, 1997 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998 in conformity with generally accepted accounting principles in the United States.

                                                                        /s/ KPMG
                                                           ---------------------
                                                                            KPMG
                                                           CHARTERED ACCOUNTANTS
                                                             REGISTERED AUDITORS

                                                             Manchester, England
                                                              September 28, 1998


                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                            JUNE 30,       JUNE 30,
                                                                1997           1998
                                                            --------       --------
                    ASSETS
CURRENT ASSETS:
  Cash                                                          $288          5,012
  Trade receivables, net (Note 5)                              2,956          7,985
  Discounted trade receivables (Note 5)                        2,779              -
  Due from related parties (Note 20)                             569            898
  Inventories, net (Note 6)                                    1,560          1,715
  Deferred tax asset (Note 13)                                     -             26
  Prepaid expenses                                                75            304
  Other current assets (Note 7)                                   37          2,459
                                                              ------         ------
      TOTAL CURRENT ASSETS                                     8,264         18,399
  Property and equipment, net (Note 8)                           389            611
  Investments (Note 9)                                           191            194
                                                              ------         ------
      TOTAL ASSETS                                            $8,844         19,204
                                                              ======         ======

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft (Note 10)                                    $1,034              -
  Discount creditor (Note 11 )                                 2,223              -
  Trade payables (Note 12)                                     2,038          1,638
  Other current liabilities (Note 14)                            376            987
  Due to related parties (Note 20)                               188            238
  Income taxes payable (Note 13)                                 375          2,577
  Deferred income taxes (Note 13)                                 54              -
                                                              ------         ------
      TOTAL CURRENT LIABILITIES                                6,288          5,440
  Long term borrowings (Note 15)                                  45             84
                                                              ------         ------
      TOTAL LIABILITIES                                        6,333          5,524
                                                              ------         ------
Commitments & contingencies (Note 18)                              -

SHAREHOLDERS' EQUITY:
  Preferred stock $0.01 par value shares: 1,000,000
    authorized at 1997 and 1997, no shares issued and
    outstanding at 1997 and 1998
  Common stock $0.01 par value shares: 20,000,000
    authorized at, 1997 and 1998, shares issued and
    outstanding, 4,000,000 at 1997 and 4,933,900 at 1998,         40             49
      (Notes 3 and 16)
  Additional paid in capital                                   1,624          8,802
  Retained earnings                                              826          4,773
  Accumulated other comprehensive income                          21             56
                                                              ------         ------
      TOTAL SHAREHOLDERS' EQUITY                               2,511         13,680
                                                              ------         ------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $8,844         19,204
                                                              ======         ======


The accompanying notes are an integral part of the consolidated financial statements.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                      (In thousands, except per share data)

                                                     YEARS ENDED JUNE 30,
                                              1996           1997          1998
                                              ----           ----          ----
SALES
  Net sales (Note 3)                         $39,912        46,501        82,361
  Net sales to related parties
      (Note 20)                                  436           154        29,092
                                             -------       -------       -------
      Total net sales                         40,348        46,655       111,453
                                             -------       -------       -------

COST OF GOODS SOLD:
 Cost of goods sold                          (35,475)      (41,163)      (68,380)
 Cost of goods sold to related parties          (417)         (156)      (28,678)
                                             -------       -------       -------
       Cost of goods sold                    (35,892)      (41,319)      (97,058)
                                             -------       -------       -------
GROSS PROFIT                                   4,456         5,336        14,395

OPERATING EXPENSES:
  Selling, general and administrative
    expenses (Note 3)                         (2,884)       (3,230)       (7,059)
  Expenses attributable to
    related  parties (Note 20)                   (94)          (55)         (104)
                                             -------       -------       -------
      Total operating expenses                (2,978)       (3,285)       (7,163)
                                             -------       -------       -------
OPERATING PROFIT                               1,478         2,051         7,232

Interest expense, net                           (160)         (293)         (437)
Equity in net (loss) income of
  unconsolidated affiliate (Note 9)                -           (73)            3
                                             -------       -------       -------

INCOME BEFORE INCOME TAXES                     1,318         1,685         6,798

  Taxes on income (Note 3 and 13)               (473)         (651)       (2,313)
                                             -------       -------       -------

NET INCOME                                      $845         1,034         4,485
                                             =======       =======       =======

Net income per share - basic
   (Note 3 and Note 23)                        $0.21          0.26          1.10
                                             =======       =======       =======
Net income per share - diluted
   (Note 3 and Note 23)                        $0.21          0.26          1.10
                                             =======       =======       =======


The accompanying notes are an integral part of the consolidated financial statements.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                 (In thousands, except share and per share data)

                                                                                                  ACCUMULATED
                                                                                     RETAINED           OTHER
                                                                     ADDITIONAL      EARNINGS   COMPREHENSIVE         TOTAL
                                                                      PAID IN    (ACCUMULATED          INCOME   SHAREHOLDERS'
                                               COMMON STOCK           CAPITAL       LOSSES)                          EQUITY
                                               ------------           -------       -------     -------------        ------
                                           SHARES        AMOUNT
                                           ------        ------
Balance at July 1, 1995                   4,000,000         $40          119        1,750               15         1,924
Net income                                        -           -            -          845                -           845
Dividends declared ($0.24 per share)              -           -            -         (961)               -          (961)
Other comprehensive income, net of tax
  - foreign currency translation
      adjustment                                  -           -           (4)         (24)             (11)          (39)
                                          ---------     -------     --------    ---------         --------       -------

Balance at June 30, 1996                  4,000,000          40          115        1,610                4         1,769
Capitalisation of retained earnings
  (Note 3(j))                                     -           -        1,498       (1,498)               -             -
Net income                                        -           -            -        1,034                -         1,034
Dividends declared ($0.14 per share)              -           -            -         (562)               -          (562)
Other comprehensive income, net of tax
  - foreign currency translation
      adjustment                                  -           -           11          242               17           270
                                          ---------     -------     --------    ---------         --------       -------

Balance at June 30, 1997                  4,000,000          40        1,624          826               21         2,511
Net income                                        -           -            -        4,485                -         4,485
Dividends declared ($0.14 per share)              -           -            -         (550)               -          (550)
Issue of new shares, net proceeds*          933,900           9        7,150            -                -         7,150
Compensation charge in relation to share
   options issued to non-employees                -           -           28          (28)               -             -
Other comprehensive income, net of tax
   - foreign currency translation
        adjustment                                -           -            -           40               35            75
                                          ---------     -------     --------    ---------         --------       -------

Balance at June 30, 1998                  4,933,900         $49        8,802        4,773               56        13,680
                                          =========     =======     ========    =========         ========       =======

* The net proceeds from the issue of new shares represent the gross proceeds of $9,330 reduced by issue costs of $2,180.

The accompanying notes are an integral part of the consolidated financial statements.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                    YEARS ENDED JUNE 30,
                                               1996          1997         1998
                                               ----          ----         ----
OPERATING ACTIVITIES:
Net income                                      $845         1,034        4,485
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES
  Depreciation and other                         134           163          192
  Provision for deferred taxes                   (17)           87          (80)
  Equity in net loss (income) of
      unconsolidated affiliate                     -            73           (3)
CHANGES IN ASSETS AND LIABILITIES
  Trade receivables                           (1,677)         (672)      (2,250)
  Due from related parties                      (611)          139         (329)
  Inventory                                      661          (540)        (155)
  Other current assets                            39           267       (2,651)
  Trade payables                                (407)        1,011         (400)
  Due to related parties                         866          (956)          50
  Taxes payable                                  (88)          (86)       2,202
     Other net                                   425          (273)         585
                                             -------       -------      -------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                     170           247        1,646
                                             -------       -------      -------
INVESTING ACTIVITIES:
  Purchase of fixed assets                      (171)         (195)        (596)
  Sale of fixed assets                            14            47          175
  Investment in unconsolidated affiliate           -          (264)           -
                                             -------       -------      -------

NET CASH USED IN  INVESTING ACTIVITIES          (157)         (412)        (421)
                                             -------       -------      -------
FINANCING ACTIVITIES:
Dividends paid                                  (961)         (562)        (550)
Proceeds from issue of new shares, net             -             -        7,159
Repayment of capital leases                      (59)          (71)          65
Change in bank overdraft                       1,029          (314)      (1,034)
Change in discounting creditor                   283           824       (2,223)
                                             -------       -------      -------

NET CASH PROVIDED BY (USED IN )
 FINANCING ACTIVITIES                            292          (123)       3,417
                                             -------       -------      -------

Exchange rate changes                            (30)          254           82
                                             -------       -------      -------

NET  INCREASE (DECREASE) IN CASH                 275           (34)        4,724
Cash at beginning of period                       47           322          288
                                             -------       -------      -------

CASH AT END OF PERIOD                           $322           288        5,012
                                             =======       =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements

1.       DESCRIPTION OF BUSINESS

         On December 23, 1997, European Micro Holdings, Inc. was incorporated and 4,000,000 shares of common stock with a par value of $0.01 per share were issued. The 4,000,000 shares were issued to the shareholders of European Micro Plc in exchange for the entire issued share capital of that Company on January 31, 1998. The accounts presented in relation to 1996 and 1997 are those of European Micro Plc as adjusted to take account of the share for share exchange referred to above. The consolidated financial statements of European Micro Holdings, Inc. includes the results of operations and financial position of its wholly owned subsidiaries. European Micro Holdings, Inc. and its subsidiaries are hereinafter refereed to as "European Micro" or "the Company". The following companies results of operations and financial position have been included in the consolidated financial statements based upon the relative percentages below.

                                                                           OWNERSHIP
        COMPANIES                                         1996                    1997                    1998
        European Micro Holdings, Inc.                        -                       -                    100%
        Nor'easter Micro Inc.                               **                      **                    100%
        European Micro Plc                                100%                    100%                    100%
        European Micro GmbH                               100%                    100%                    100%
        European Micro BV *                               100%                    100%                    100%

         * Company began operations in January 1996 and ceased to trade in December 1996. There were no significant operating assets and therefore there was no significant accounting effect for the discontinuance of European Micro BV.

         ** Incorporated December 1997; commenced trading January 1998.

         European Micro operates in a single industry trading computer components. In principle the Company purchases components from international suppliers, including related parties, and sells them in local markets. The main trading company European Micro plc has its principal operations are in Altrincham, England with its subsidiaries operating in Germany and Holland. Nor'easter Micro Inc. has its operations in Seabrook, New Hampshire.

         The parent company holds a 50% interest in a Joint Venture company, Big Blue Europe BV. Big Blue Europe BV commenced operations in January 1997. It has been included in these consolidated financial statements under the equity method of accounting: 50% of the net assets and results of its operations have been included. Big Blue Europe BV operates in the same industry as the Company.

         All consolidated companies have a June 30, fixed accounting period end.

2        ADJUSTMENTS AND RECLASSIFICATIONS TO STATUTORY BOOKS OF ACCOUNTS

         European Micro Holdings, Inc. and the subsidiaries maintain their books of accounts and prepare their statutory financial statements in their local currencies and in accordance with local commercial practice and tax regulations applicable in the countries where they are resident. The accompanying consolidated financial statements are based on these statutory records with adjustments and reclassifications for the purpose of fair presentation in accordance with accounting principles generally accepted in the United States.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)

3        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The major accounting policies followed in the preparation of the consolidated financial statements referred to above are set out below:

     A)  REVENUE AND EXPENSE RECOGNITION

         Revenues are recognised at the time the goods are shipped. Revenues from related parties are recognised when the products are sold by the related parties to third parties. Discount and customer rebates are deducted from sales revenue when earned. Costs of goods sold include material costs only. Selling, general and administrative costs are charged to expense as incurred.

    B)   PRINCIPLES OF CONSOLIDATION

         The consolidated results of European Micro include the results of operations of its wholly owned subsidiaries which it controls. The principles of consolidation are as follows:

         /bullet/  All investments in the subsidiaries are eliminated.

         /bullet/ All significant intercompany balances and transactions have been eliminated in consolidation.

         Investments greater than 20%, in which the Company exercises significant influence, however does not control the entity, are accounted for under the equity method.

    C)   PRINCIPLES OF TRANSLATION OF THE FINANCIAL STATEMENTS

         The subsidiaries record transactions in their local currencies which represent their functional operating currencies. Transactions denominated in currencies other than local currencies are recorded at the exchange rates ruling at the date of the transactions. Assets and liabilities denominated in currencies other than local currencies are converted into the local currencies at the exchange rates ruling at balance sheet date. Resulting exchange differences are recognised in the income for the period.

         The consolidated financial statements have been translated from their local currencies into US dollars, the reporting currency.

    D)   PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is provided to write off the cost less the estimated residual value of tangible fixed assets by equal instalments over their estimated useful economic lives as follows:

         Office equipment           -        50% per annum on cost

         Fixtures & Fittings        -        15% per annum on cost

         Motor vehicles             -        25% per annum on cost

         The costs of ordinary maintenance and repairs are charged to expense as incurred.

         When assets are otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts and resulting gain or loss is reflected in net income.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)


3        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    E)   IMPAIRMENT OF LONG-LIVED ASSETS

         In March 1995, the US Financial Accounting Standards Board ("FASB") issued SFAS No. 121, requiring that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company adopted this standard in 1996. Adoption of this standard did not have a material impact on its result of operations or financial position.

    F)   INVENTORIES

         Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average cost method.

    G)   INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognised for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognised in income in the period that includes the enactment date.

    H)   STOCK OPTION PLANS

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", which permits entities to recognize as expense over the vesting period for the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1998 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the proforma disclosure provisions of SFAS No. 123.

    I)   RELATED PARTY TRANSACTIONS

         For the purpose of the accompanying consolidated financial statements, shareholders and all companies in which there is direct or indirect ownership by the shareholders of the consolidated companies are considered as related parties.

    J)   USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles in the United States. Actual results could differ from those estimates. Significant estimates and assumptions include the amounts reflected as allowance for doubtful receivable, allowance for obsolete inventories, amounts due to customers under incentive programs, and deferred tax assets.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)

3        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

    K)   EARNINGS PER COMMON SHARE AND SHARE CAPITAL REORGANIZATION

         SFAS No. 128 simplifies the earnings per share ("EPS") calculations required by Accounting principles Board ("APB") Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. The Company adopted the provisions of SFAS No. 128 and has presented EPS for basic earnings per share.

         Basic earnings per share for each year is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.

         In December 1996 retained earnings amounting to $1,498,000 were capitalized pursuant to the requirements to re-register the main trading company European Micro Plc as a plc company in the United Kingdom.

         On incorporation of European Micro Holdings, Inc. in December 1997, 4,000,000 ordinary shares were issued with par value $0.01 per share. The 4,000,000 shares were issued to the current shareholders of European Micro Plc in exchange for the entire issued share capital of that company on January 31, 1998. The weighted average number of shares used in calculating earnings per share has been retroactively adjusted to reflect the issued and outstanding ordinary shares of European Micro Holdings, Inc. as 4,000,000 shares for 1996 and 1997. The Company has only presented the basic earnings per share as diluted earnings per share is the same as basic.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)


4        NEW ACCOUNTING PRONOUNCEMENTS

         COMPREHENSIVE INCOME

         SFAS No. 130 "Reporting Comprehensive Income" was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

         It requires that all items that are required to be recognised under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

         The Company has adopted SFAS No 130, and has included comprehensive income within the Statement of Shareholders' Equity.

         SEGMENT INFORMATION

         SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. In the initial year of application comparative information for earlier years is to be restated.

         The statement requires that companies disclose segment data based on how management make decisions about allocating resources to segments and measuring their performance. The statement also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

         The Company is currently reviewing the likely impact on the level of disclosure currently provided in its financial statements. However, the Company considers that there will be no impact as the company operates within a single industry segment upon which management make decisions and allocate resources.

         DERIVATIVE INSTRUMENTS

         SFAS No 133 "Accounting for Derivate Instruments and Hedging Activities" was issued in June 1998 and is effective for fiscal years beginning after June 15, 1999. The standard establishes accounting and reporting standards for derivative instruments and hedging activities.

         The Company is currently reviewing the likely impact on the level of disclosure currently provided in its financial statements.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)


4        NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         COST OF COMPUTER SOFTWARE

         SOP 98-1 "Accounting for the costs of Computer Software Developed or Obtained for Internal Use" was issued in January 1998 and is effective for fixed years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-1 to have a material impact on the Company's financial statements.

         START-UP ACTIVITIES

         SOP 98-5 "Reporting on the Costs of Start-Up Activities" was issued in April 1998 and is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company is evaluating the impact of the pronouncement.

5        TRADE RECEIVABLES, NET

         Trade receivables consisted of receivables maturing within one year and are as follows (in thousands):

                                                                                                   JUNE 30,
                                                                                      1997             1998
                                                                                      ----         --------
           Total trade receivables                                                    $5,740          8,008
           Less: Allowance for doubtful receivables                                       (5)           (23)
                                                                                      ------          -----

                                                                                      $5,735          7,985
                                                                                      ======          =====

         Trade receivables include discounted trade receivables as follows (in thousands):

                                                                                                   JUNE 30,
                                                                                        1997           1998
                                                                                        ----       --------

           Discounted trade receivables (see Note 11)                                 $2,779              -
           Non discounted trade receivables                                            2,956          7,985
                                                                                      ------          -----
                                                                                      $5,735          7,985
                                                                                      ======          =====

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)


5        TRADE RECEIVABLES, NET (CONTINUED)

         The allowance for doubtful trade receivables is constituted as follows (in thousands):

                                                                                             JUNE 30,
                                                                            1997                 1998
                                                                            ----             --------
           Beginning balance                                              $    -                   5
           Provision for bad debt                                              5                  18
                                                                          ------               -----
           Ending balance                                                 $    5                  23
                                                                          ======               =====

6        INVENTORIES

         Inventories comprises (in thousands):

                                                                                           JUNE 30,
                                                                          1997                 1998
                                                                          ----             --------

           Finished goods and goods for resale                            $1,595              1,724
           Less: Allowance for inventory obsolescence                        (35)                (9)
                                                                          ------              -----
                                                                          $1,560              1,715
                                                                          ======              =====


         The allowance for obsolescence is constituted as follows (in thousands):

                                                                                           JUNE 30,
                                                                          1997                 1998
                                                                          ----             --------

           Beginning balance                                              $  116                 35
           Provision for obsolescence                                        (81)               248
           Amounts written off                                                 -               (274)
                                                                          ------              -----
           Ending balance                                                 $   35                  9
                                                                          ======              =====

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)


7        OTHER CURRENT ASSETS

         Other current assets comprised (in thousands):

                                                                                                  JUNE 30,
                                                                                   1997               1998
                                                                                   ----           --------
           Amounts paid in advance for inventories                                $   -              2,015
           ACT recoverable                                                            -                145
           Other                                                                     37                299
                                                                                  -----             ------
                                                                                  $  37              2,459
                                                                                  =====              =====

8        PROPERTY AND EQUIPMENT

         Property and equipment comprised (in thousands):

                                                                                                  JUNE 30,
                                                                                  1997               1998
                                                                                  ----            -------

           Furniture and fixtures                                               $  136                273
           Computers and office equipment                                          365                509
           Vehicles and other                                                      282                328
                                                                                ------              -----
                                                                                   783              1,110
           Less: accumulated depreciation                                         (394)              (499)
                                                                                ------              -----
           NET BOOK VALUE                                                         $389                611
                                                                                ======              =====


         The charge for depreciation in each of the three years ended June 30, was as follows (in thousands):

                                                                           YEAR ENDED JUNE 30,
                                                                   1996           1997            1998
                                                                   ----           ----            ----

           Depreciation expense                                    $133            167             227
                                                                 ======          =====           =====

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)


9        INVESTMENTS (in thousands)

                                                                                                     YEAR ENDED
                                                                                                       JUNE 30,
                                                                                     1997                 1998
                                                                                     ----                 ----

           Investments in Big Blue Europe BV                                        $  191                  194
                                                                                    ======                =====


                                                                              PERIOD ENDED           YEAR ENDED
                                                                             JUNE 30, 1997        JUNE 30, 1998
                                                                             -------------        -------------

           Cost of investment/equity investment in
              unconsolidated affiliate brought forward                              $  264                  191
           Equity in net (loss) income of unconsolidated
               affiliate                                                               (73)                   3
                                                                                    ------               ------
           At end of period/year                                                    $  191                  194
                                                                                    ======               ======


         During the year ended June 30, 1997 European Micro Plc purchased 50% of the issued share capital in Big Blue Europe BV at a cost of $264,000. Big Blue Europe BV commenced trading in January 1997.

         The equity share of loss is based on the results of Big Blue Europe BV during the year ended June 30, 1998. A summarised statement of earnings for Big Blue Europe BV for the year is set out below (in thousands):

                                                                           PERIOD ENDED              YEAR ENDED
                                                                          JUNE 30, 1997           JUNE 30, 1998
                                                                          -------------           -------------
           Net sales                                                            $  465                    1,910
           Cost of goods sold                                                     (354)                  (1,394)
                                                                                ------                   ------
           Gross profit                                                            111                      516
           Operating expenses                                                     (325)                    (507)
                                                                                ------                   ------
           Income before income taxes                                             (214)                       9
           Taxes on income                                                          68                       (3)
                                                                                ------                   ------
           NET (LOSS) INCOME                                                      (146)                       6
                                                                                ======                   ======
           Equity in net (loss) income of unconsolidated affiliate              $  (73)                       3
                                                                                ======                   ======


                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)


10       BANK OVERDRAFT

         The bank overdraft was as follows (in thousands):

                                                                                                    JUNE 30,
                                                                                      1997              1998
                                                                                      ----          --------
         Bank overdraft                                                             $1,034                -
                                                                                    ======            =====

         The bank overdraft is secured by a mortgage debenture over the assets of the Company. Note, the collateral attaching to the discount creditor (Note 11) and the hire purchase and capital leases (Note 15), take priority over the mortgage debenture. At June 30, 1997 the bank overdraft of $1,034,000 was secured by the mortgage debenture.

         The bank overdraft facility is subject to review in July each year. The facility available to the Company at June 30, 1998 was $5,800,000.

         Interest is charged on the bank overdraft at 1.75% over the UK bank borrowing rate which was 6% at June 30, 1997 and 7% at June 30, 1998. Interest expense in relation to the bank overdraft in each of the three years ended June 30, 1998 was as follows (in thousands):

                                                                     YEAR ENDED JUNE 30,
                                                                 1996              1997              1998
                                                                 ----              ----              ----

         Bank overdraft interest expense                      $   119                133              168
                                                              =======            =======          =======

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)


11       DISCOUNT CREDITOR

         The discount creditor balance was as follows (in thousands):

                                                                                JUNE 30,
                                                                 1997               1998
                                                                 ----           --------

         Discount creditor                                      $2,223                 -
                                                                ======            ======

         The discount creditor balance represents the finance obligation to various trade receivable balances which have been discounted. The trade receivable balances which have been discounted, and are included within trade receivables are as follows (in thousands):

                                                                                JUNE 30,
                                                                 1997               1998
                                                                 ----           --------
         Discounted trade receivable balances
           (See Note 5)                                         $2,779                 -
                                                                ======            ======


         Trade receivables can be financed up to a maximum of 85% of the value of the trade receivables balance. The total capacity of the Company to discount trade receivable balances at June 30, 1997 amounted to $4,133,000 and at June 30, 1998 amounted to $6,388,000 of which
         $2,223,000 and $nil was used respectively. Therefore the unused available facility at June 30, 1997 amounted to $1,910,000 and at June 30, 1998 amounted to $6,388,000.

         The discount creditor balance is secured by a direct interest on the trade receivable balances to which it relates. The discount creditor facility is reviewed annually in November of each year.

         The finance company which provides the discount creditor facility has full recourse to the Company with respect to any doubtful or unrecovered amounts.

         Interest is charged at 1.5% above the bank borrowing rate, which was 6% at June 30, 1997, and 7% at June 30, 1998, on the discount creditor balance. The discount creditor finance charge for each of the years in the three-year period ended June 30, 1998 was as follows (in thousands):

                                                       YEAR ENDED JUNE 30,
                                                  1996         1997         1998
                                                  ----         ----         ----

         Discount creditor finance charge          $24          149          291
                                                ======       ======       ======

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)


12       TRADE PAYABLES

         At June 30, trade payables consisted principally of balances resulting from purchase transactions.

13       TAXES ON INCOME

         Taxes on income is only attributable to income from continuing operations and consists of (in thousands):

                                                                        YEAR ENDED JUNE 30,
                                                               1996            1997           1998
                                                               ----            ----           ----

         Current taxation                                     $  490            564           2,393
         Deferred taxation                                       (17)            87             (80)
                                                              ------          -----          ------
                                                              $  473            651           2,313
                                                              ======          =====          ======



         The taxes on income represent the statutory rate of tax of 33%/31%* adjusted for permanent differences. The income tax expense, which arises solely on continuing operations, is reconciled below (in thousands):

                                                                     YEAR ENDED JUNE 30,
                                                              1996          1997          1998
                                                              ----          ----          ----
         Income before income taxes                        $1,318             1,685          6,798
                                                           ======             =====          =====

         Expected tax charge @ 33%/31%*                    $  435               556          2,107
         Tax on permanently disallowed items                   38                95            206
                                                           ------             -----          -----

         Taxes on income                                   $  473               651          2,313
                                                           ======             =====          =====

         * Statutory tax rate changed for the year ended June 30, 1998.

         The reconciliation has been completed using the UK statutory taxation rate since that is the location of the principal operations.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)


13       TAXES ON INCOME (CONTINUED)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                                   JUNE 30,
                                                                       1997            1998
                                                                       ----        --------
         DEFERRED TAX ASSETS:
         Property and equipment, principally due to
           differences in depreciation                              $    -              26
         Net operating loss carried forward                             11               -
                                                                    ------          ------
         Total deferred tax assets                                      11              26
                                                                    ------          ------
         DEFERRED TAX LIABILITIES:
         Property and equipment, principally due to
           differences in depreciation                                 (65)              -
                                                                    ------          ------
         Total deferred tax liabilities                                (65)              -
                                                                    ------          ------
         Net deferred tax (liabilities) assets                      $  (54)             26
                                                                    ======          ======


         Net operating losses can be carried forward indefinitely.

         There is no valuation allowance against the deferred tax assets.

14       OTHER CURRENT LIABILITIES

         Other current liabilities consist of the following (in thousands):

                                                                                   JUNE 30,
                                                                       1997            1998
                                                                       ----        --------
         Accrued expenses                                           $  215             710
         VAT payable                                                    33              41
         PAYE and NIC                                                   63              98
         Hire purchase and capital leases (see Note 15)                 44              70
         Others                                                         21              68
                                                                    ------          ------
                                                                    $  376             987
                                                                    ======          ======

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)


15       HIRE PURCHASE AND CAPITAL LEASES

         Balances outstanding in relation to hire purchase and capital leases were as follows (in thousands):

                                                                                   JUNE 30,
                                                                       1997            1998
                                                                       ----        --------
         Amounts payable:
         Within one year (*)                                        $   44              70
         After one year                                                 45              84
                                                                    ------           -----
                                                                    $   89             154
                                                                    ======           =====

         (*) Included within other current liabilities (see Note 14)

         Hire purchase and capital leases are secured by the asset to which they relate. At June 30, 1997 and 1998 assets, all of which were motor vehicles were pledged as security against the respective hire purchase or capital lease agreements. Information in respect of assets held as security were as follows (in thousands):

                                                                                    JUNE 30,
                                                                       1997             1998
                                                                       ----         --------
         Cost                                                      $   232               253
         Less:  accumulated depreciation                               (97)              (52)
                                                                   -------            ------
         NET BOOK VALUE                                            $   135               201
                                                                   =======            ======

         Hire purchase and capital lease agreements are generally for periods of three years and they attract interest at a fixed rate of 7.5%.

         The interest payment is integral within each monthly repayment. The interest charge was as follows (in thousands):

                                                                                 YEAR ENDED JUNE 30,
                                                                       1996            1997          1998
                                                                       ----            ----          ----

         Hire purchase and capital lease interest                   $    5               3              19
                                                                    ======          ======           =====

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)


15       HIRE PURCHASE AND CAPITAL LEASES (CONTINUED)

         The present value of the future minimum lease payments of the capital leases as of June 30 1998, in aggregate, for each of the five succeeding years is as follows (in thousands):

         JUNE 30,
         --------

         1999                                                        70
         2000                                                        84
         2001                                                         -
         2002                                                         -
         2003                                                         -
                                                                   ----
                                                                   $154
                                                                   ====

16       COMMON STOCK

         After adjusting for the share capitalization disclosed in note 3(k) at June 30 1997, and June 30, 1998 the Company's authorized common stock consists of 20,000,000 shares with par value of $0.01 per share, and authorised preferred stock consists of 1,000,000 shares with par value of $0.01 per share. Outstanding common stock consisted of 4,000,000 at June 30, 1997 and 4,933,900 at June 30, 1998 shares with par value of $0.01 per share. The increase in the number of outstanding shares was pursuant to the IPO effective on June 5, 1998.

         Dividends are payable at the discretion of the board and the members of the Company.

         All common shares carry equal voting rights.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)


17       COMMITMENTS AND CONTINGENCIES

         CONTINGENCIES

         LEGAL PROCEEDINGS

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

         LEASES

         The Company's lease agreements comprise:

         OPERATING LEASES

         The future minimum lease payments under non cancellable operating leases as of June 30, 1998 in aggregate for each of the five succeeding years is as follows (in thousands):

                                                                      LAND AND
                                                    OTHER            BUILDINGS
                                                    -----            ---------
           June 30,
           1999                                      $  7                  142
           2000                                         7                  142
           2001                                         7                  142
           2002                                         7                  142
           2003                                      $  7                  142
                                                     ====                  ===


         The operating leases expire in June 1998.

         CAPITAL LEASES

         The future minimum lease payments of capital leases are disclosed in
         Note 15.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)


18       FOREIGN EXCHANGE CONTRACTS

         The Company utilises derivative financial instruments in the form of forward exchange contracts for the purpose of economic hedges of anticipated sale and purchase transactions. In addition the Company enters into economic hedges for the purposes of hedging foreign currency market exposures of underlying assets, liabilities and other obligations which exist as part of its ongoing business operations.

         Where the foreign currency exposure is covered by a forward foreign exchange contract the asset, liability or other obligation is recorded at the contracted rate each month end and the resultant mark-to-market gains and losses are recognised as cost of sales in the current period, generally consistent with the period in which the gain or loss of the underlying transaction is recognised. Cash flows associated with derivative transactions are classified in the statement of cash flows in a manner consistent with those of the exposure being hedged.

         The Company places all foreign exchange forward contracts with Global Financial Markets, a division of the National Westminster Bank PLC, a leading European bank.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)


18       FOREIGN EXCHANGE CONTRACTS (CONTINUED)

         EXCHANGE RATE SENSITIVITY

         The table below summarises information on foreign currency forward exchange agreements. The table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates (in thousands except exchange rates).

                                                                           EXPECTED
                                                                        MATURITY OR
                                                                        TRANSACTION
                                                                               DATE                   FAIR VALUE
                                                                        -----------                   ----------
           FORWARD EXCHANGE
             AGREEMENTS

           JUNE 30, 1998
             (Receive (pound)/pay $US)                                   July 10, 1998
             Contract amount                                                      $700                          $701
             Average contractual
               exchange rate                                           $1.667/(pound)1

             (Receive (pound)/pay PST)                                 August 13, 1998
             Contract amount                                                      $262                          $262
             Average contractual
               exchange rate                                           (pound)1/254.25

           JUNE 30, 1997
             (Receive $US/Pay(pound))                                   June 30, 1998
             Contract amount                                                   $2,006                         $2,006
             Average contractual
               exchange rate                                            $1.66/(pound)1

           (Receive (pound)/pay DM)                                      June 30, 1998
             Contract amount                                                      $430                          $450
             Average contractual
               exchange rate                                            (pound)0.36/DM

         The fair value has been determined by applying the mid-price of the spread on the buy or sell rates as appropriate, of the relevant foreign currency at the balance sheet date. The mid-price used is that quoted by the Financial Times.

         Income and losses in respect of the transaction foreign exchange transactions were as follows (in thousands):

                                                                                 YEAR ENDED JUNE 30,
                                                                       1996            1997              1998
                                                                       ----            ----              ----

           (Loss) income on foreign exchange transactions            $  21            (157)              (510)
                                                                     =====            ====               ====

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)

19       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and equivalents, trade receivables, borrowings and trade payables and foreign exchange contracts. The carrying amounts of cash and equivalents, trade receivables, borrowings and trade payables approximate their fair values because of the short maturity (see Note 18 for fair value of forward exchange contracts).

20       RELATED PARTY INFORMATION

         RELATED PARTY TRANSACTIONS

         European Micro Plc has belonged to a group of related companies called Micro Computer Center Group (the "Group"). The Group is comprised of European Micro Plc, Technology Express Inc.. located in Nashville, Tennessee ("Technology Express"), American Surgical Supply Corp. d/b/a American Micro Computer Center in Miami, Florida ("American Micro Computer Center") and, until August 1, 1997, Ameritech Exports Inc.. located in Miami, Florida ("Ameritech Exports") and Ameritech Argentina S.A. located in Buenos Aires, Argentina ("Ameritech Argentina"). All members of the Group were owned and controlled by either of the two primary shareholders of European Micro Plc, John B. Gallagher and/or Harry D. Shields and their families.

         The rates charged on related party sales are lower than they would be in arms length transactions. There are bulk buying arrangements with the related parties which gives European Micro Plc the benefit that it can buy large job-lots at more competitive prices than it would otherwise be possible to do and then immediately sell on part of the purchase to the related parties. In practical terms, the sales to related parties are to the distributors in a similar trade to European Micro Plc and these parties would not buy at higher prices.

         Related party transactions are summarised as follows (in thousands):

                                                                   YEAR ENDED JUNE 30,
                                                                1996        1997          1998
           SALES
           American Micro Computer Center                       $306           66         9,875
           Technology Express                                    104           (2)       19,217
           Ameritech Argentina                                     -           90             -
           Ameritech Exports                                      26            -             -
                                                             -------       ------        ------
                                                                $436          154        29,092
                                                             =======       ======        ======
           PURCHASES
           American Micro Computer Center                     $2,289        1,092           507
           Technology Express                                 14,890       20,717         8,749
           Ameritech Argentina                                     -            -             -
           Ameritech Exports                                   1,116          848             -
                                                             -------       ------        ------
                                                             $18,295       22,657         9,256
                                                             =======       ======        ======

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)

20       RELATED PARTY INFORMATION (IN THOUSANDS) (CONTINUED)

                                                                       YEAR ENDED JUNE 30,
                                                                1996           1997         1998
           OPERATING EXPENSES

           CONSULTANCY FEES
           American Micro Computer Center                        $50             60           45
           Technology Express                                     50             60           45
                                                                 ---            ---          ---
                                                                 100            120           90
                                                                 ---            ---          ---
           MANAGEMENT FEES
           Technology Express                                     37             16           14
                                                                 ---            ---          ---
                                                                  37             16           14
                                                                 ---            ---          ---
           RECHARGED CONSULTANCY FEES
           American Micro Computer Center                        (14)           (27)           -
           Technology Express                                    (14)           (27)           -
           Ameritech Argentina                                    (8)           (13)           -
           Ameritech Exports                                      (7)           (14)           -
                                                                 ---            ---          ---
                                                                 (43)           (81)           -
                                                                 ---            ---          ---
                                                                 $94             55          104
                                                                 ===            ===          ===

           "Recharged consultancy fees" represent the consultancy fees charged by Mr Gilbert to European Micro Plc, before he was appointed as a director of the same, which have been recharged to the related companies on the basis of the work completed by Mr Gilbert in respect of those related parties.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)

20       RELATED PARTY INFORMATION (CONTINUED)

         DUE FROM/TO RELATED PARTIES

         a) Due from related parties comprised the following balances (in thousands):

                                                          JUNE 30,
                                                   1997               1998
         American Micro Computer Center            $240                 54
         Technology Express                           -                844
         Ameritech Argentina                        329                  -
         Ameritech Exports                            -                  -
                                                   ----                ---
                                                   $569                898
                                                   ====                ===

         b) Due to related parties comprised of following balances (in thousands):

                                                            JUNE 30,
                                                     1997             1998
         American Micro Computer Center              $-                 12
         Technology Express                         188                226
         Ameritech Argentina                          -                  -
         Ameritech Exports                            -                  -
                                                   ----                ---
                                                   $188                238
                                                   ====                ===

         NATURE OF RELATED PARTY RELATIONSHIPS

         The entities listed above are related to the company in the following manner:

         AMERICAN MICRO COMPUTER CENTER

         American Micro Computer Center is a distributor of computer hardware based in Miami, Florida. John B. Gallagher who is Co-Chairman, Co-President, Director and shareholder (owning 39% of the outstanding shares after the Offering) in the company is a president of American Micro Computer Center and owns 33.3% of the stock in that company.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)

20       RELATED PARTY INFORMATION (CONTINUED)

         NATURE OF RELATED PARTY RELATIONSHIPS (CONTINUED)

         TECHNOLOGY EXPRESS, INC.

         Until 1996, Technology Express, Inc. was a full service authorized reseller of computers and related products based in Nashville, Tennessee, selling primarily to end-users. Technology Express, Inc. was sold to Inacomp Computers in 1996. Concurrently with the sale, Mr. Shields founded a new computer company with the name Technology Express. This company is a distributor of computer products and does not sell to end-users. Harry D. Shields who is Co-Chairman, Co-President, Director and shareholder (owning 39% of the outstanding shares after the Offering) of European Micro is president of Technology Express and owns 100% of the outstanding shares of common stock of that company.

         AMERITECH ARGENTINA SA

         Ameritech Argentina SA is an authorized distributor of Compaq, Hewlett Packard, IBM and Acer computers and accessories in Argentina. Messrs. Shields and Gallagher were both Directors of Ameritech Argentina SA and owned 50% of the outstanding shares of common stock each until its sale on August 1, 1997.

         AMERITECH EXPORTS INC.

         Ameritech Exports Inc. is an authorized distributor of Compaq computers and accessories into Caribbean and certain parts of central and South America. Messrs. Shields and Gallagher were both Directors of Ameritech Exports Inc. and owned 50% of the outstanding shares of common stock each until its sale on August 1, 1997.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)

21       SEGMENTAL INFORMATION AND CONCENTRATIONS

         The Company's operations involve a single industry segment, distribution of microcomputer equipment and software products. The Company principally operates in two geographical areas being the UK and the US and it exports product to other countries mainly within Europe. A geographical analysis of the Company's operating revenues and export sales is set out below (in thousands):

                                                        YEAR ENDED JUNE 30,
                                                 1996             1997              1998
           UK                                  $11,876           21,050             30,712
           Germany                              11,305            8,282             13,476
           Netherlands                           8,230            4,653             10,168
           Other EC countries                    6,879           10,163             18,130
           United States                           436              154             30,999
           Other                                 1,622            2,353              7,968
                                               -------           ------            -------
                                               $40,348           46,655            111,453
                                               =======           ======            =======

         Included within $30,999,000 from the United States is an amount of $3,559,000 from the Company's subsidiary operation Nor'easter Micro Inc., which is based in the United States, the remaining revenues represent export sales.

         While these countries are considered politically stable, there is risk that economic difficulties in any of these countries could adversely affect the Company's business.

         Most of the Company's sales are made in sterling or US dollars. In some countries, certain purchases and the resulting payables are in currencies which are different than the functional currency of European Micro Holdings, Inc.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)

21       SEGMENTAL INFORMATION AND CONCENTRATIONS  (CONTINUED)

         The following table summarizes purchases from major suppliers in excess of 10% for the period as a percentage of total purchases:

                                                     YEAR ENDED JUNE 30,
                                                1996          1997       1998
           RELATED PARTY
             Technology Express                 43.2%         51.1%         -

           THIRD PARTIES
             Supplier        A                  14.1%            -          -
                             B                     -             -       38.9%
                             C                     -             -       14.0%
                             D                     -             -       10.0%

         The following table summarizes sales to major customers (sales in excess of 10% for the period) as a percentage of total sales:

                                                      YEAR ENDED JUNE 30,
                                                 1996        1997        1998
           RELATED PARTY
             Technology Express                     -           -        17.2%

           THIRD PARTY
             Customer        E                   10.2%          -           -

         The Company and it subsidiaries believe that their relationship with the above customers are good and has no reason to believe that its distribution arrangement will not be a long-term relationship. Amounts outstanding at the end of each year are as follows:

           DEBTOR BALANCE OUTSTANDING (IN THOUSANDS):

                                                          JUNE 30,
                                                1996         1997         1998
           RELATED PARTY
             Technology Express                                           $844

           THIRD PARTY
             Customer        E                $1,168

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)

22       EMPLOYEE STOCK OPTION PLANS

         EMPLOYEE STOCK INCENTIVE PLAN

         In January 1998, European Micro Holdings, Inc. adopted the 1998 Stock incentive Plan ("the plan"). The total number of shares initially authorized to be issued under the plan is 500,000 shares of common stock. The plan will be administered by a committee of the Board ("the committee"). The committee may grant to such participants as the committee may select options entitling the participants to purchase shares of common stock for the company in such numbers, at such prices and on such terms and subject to such conditions, consistent with the terms of the plan, as may be established by the committee. The plan shall remain in effect until terminated by an action of the Board.

         EMPLOYEE STOCK OPTION PLAN

         In January 1998, European Micro Holdings, Inc. adopted the 1998 Employee Stock Purchase Plan ("the employee plan"). The purpose of the employee plan is to provide a method whereby employees of European Micro Holdings, Inc. and its subsidiaries will have an opportunity to acquire a proprietary interest in European Micro Holdings, Inc. through the purchase of shares of common stock. The Committee, as appointed by the Board, will administer the employee plan. The maximum number of shares of common stock which shall be issued under the employee plan is 50,000. The options issued under the employee plan, to eligible employees, will be exercisable at 85% of market value or such higher percentage (not in excess of 100%) as may be established by the employee plan committee. The employee plan shall remain in effect until terminated by an action of the Board.

         The per share weighted-average fair value of stock options granted during 1998 was $6.31 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%; risk free interest rate 5.5%; volatility 57%; and an expected life of 7 years.

         The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognised for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value of the date of grant for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                       YEAR ENDED JUNE 30,
                                                  1996        1997         1998
           NET INCOME:       As reported          $845       1,034        4,485
                                                 =====       =====        =====
                             Pro forma            $845       1,034        4,431
                                                 =====       =====        =====
           EPS, BASIC:       As reported         $0.21        0.26         1.10
                                                 =====       =====        =====
                             Pro forma           $0.21        0.26         1.09
                                                 =====       =====        =====
           EPS, DILUTED:     As reported         $0.21        0.26         1.10
                                                 =====       =====        =====
                             Pro forma           $0.21        0.26         1.08
                                                 =====       =====        =====

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)

22       EMPLOYEE STOCK OPTION (CONTINUED)

         The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of several years. The vesting period for stock options granted to employees is usually 6 years.

         Compensation cost arising during the year ended June 30, 1998 in relation to stock options granted during the year amounted to $28,000. The vesting period for stock options granted to non-employees varies between 1 and 6 years.

         A summary of the status of the Company's two fixed stock option plans at June 30, 1998 and changes during the year is presented below:

                                                               NUMBER
           Granted                                            294,000
           Exercised                                                -
           Forfeited                                                -
                                                              -------
           OUTSTANDING AT JUNE 30, 1998                       294,000
                                                              =======

         OPTIONS OUTSTANDING

         A summary of the options outstanding of the Company's two fixed stock option plans at June 30, 1998 is presented below:

           EXERCISE PRICE                 JUNE 30, 1998        WEIGHTED AVERAGE
                                     NUMBER OUTSTANDING               REMAINING
                                                               CONTRACTUAL LIFE
           $10.00                            294,000                 7 years
                                             =======

         OPTIONS EXERCISABLE

         A summary of the options exercisable of the Company's two fixed stock option plans at June 30, 1998 is presented below:

                                     NUMBER EXERCISABLE AT      WEIGHTED AVERAGE
                                             JUNE 30, 1998        EXERCISE PRICE
           Options exercisable                Nil                    $10.00
                                              ===                    ======

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (CONTINUED)

23       EARNINGS PER SHARE

                                                                     YEAR ENDED JUNE 30, ,
           EARNINGS                                              1996            1997             1998
           Net income (in thousands)                                $845           1,034           4,485
                                                                               =========       =========
           WEIGHTED AVERAGE NUMBER OF SHARES

           Outstanding common stock at beginning of            4,000,000       4,000,000       4,000,000
              year
           New shares issued                                           -               -          66,524
                                                               ---------       ---------       ---------
           BASIC WEIGHTED AVERAGE NUMBER OF SHARES             4,000,000       4,000,000       4,066,524

           Options to subscribe for new stock                          -               -          20,942
                                                               ---------       ---------       ---------
           DILUTED WEIGHTED AVERAGE NUMBER OF SHARES           4,000,000       4,000,000       4,087,466
                                                               =========       =========       =========
           Basic earnings per share                                $0.21           $0.26           $1.10
                                                               =========       =========       =========
           Diluted earning per share                               $0.21           $0.26           $1.10
                                                               =========       =========       =========

         The impact of the stock options issued during the current period is not dilutive.

24       SUPPLEMENTAL CASH FLOW INFORMATION (in thousands)

                                                               YEARS ENDED JUNE 30,
                                                         1996         1997         1998
           SUPPLEMENTAL CASH FLOW DISCLOSURES:
           Interest paid                                $(156)        (290)        (478)
           Taxes on paid income                          (578)        (584)        (191)
                                                        -----         ----         ----
                                                        $(734)        (874)        (669)
                                                        =====         ====         ====

25       SUBSEQUENT EVENTS (UNAUDITED)

         In September 1998 the Company signed a non-binding letter of intent to acquire the entire share capital of a company which operates in the same industry. The maximum acquisition price set out in the letter of intent is $4.1 million plus an earn out.

                                 EXHIBIT INDEX

EXHIBIT              DESCRIPTION
-------              -----------
 10.17 Form of Credit Agreement by and between European Micro Plc and National Westminster Bank Plc

 21.01       Subsidiaries of the Registrant

 23.01       Consents of experts and counsel

 27.01       Financial Data Schedule