Form 10-Q
period 1998-09-30
EUROPEAN MICRO HOLDINGS INC
filed 1998-11-13
CIK 1052914

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-Q

      (MARK ONE)

    /X/ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 (Fee Required)

              For the quarterly period ended September 30, 1998

    /_/ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         (No Fee Required)

              For the transition period from _______ to _______.

                        Commission File No. 333-44393

                        EUROPEAN MICRO HOLDINGS, INC.
                        -----------------------------
               (Name of Registrant as Specified in Its Charter)

NEVADA                                         65-0803752
------                                         ----------
(State or Other Jurisdiction of                (I.R.S. Employer Identification
Incorporation or Organization)                  No.)


6073 N.W. 167TH STREET, UNIT C-25, MIAMI, FLORIDA     33015
-----------------------------------                   -----------
(Address of Principal Executive                       (Zip Code)
Offices)

                                 (305) 825-2458
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

      There were 4,933,900 shares of Common Stock, par value $0.01 per share, outstanding as of October 31, 1998.

                         EUROPEAN MICRO HOLDINGS, INC.


PART I


FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS.

                   Index to Consolidated Financial Statements

Consolidated Condensed Balance Sheets as of September 30, 1998 and
June 30, 1998...........................................................3

Consolidated Condensed Statements of Earnings for the three
   months ended September 30, 1998 and 1997.............................4

Consolidated Statement of Changes in Shareholders' Equity
   for the three months ended September 30, 1998........................5

Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 1998 and 1997....................................6

Notes to Consolidated Condensed Financial Statements....................7

                         EUROPEAN MICRO HOLDINGS, INC.


                      CONSOLIDATED CONDENSED BALANCE SHEETS
                ($ In thousands, except share and per share data)


                                                 (unaudited)
                                                  Sept. 30,    June 30,
                                                       1998        1998
        ASSETS
CURRENT ASSETS:
  Cash                                            $ 3,579      $ 5,012
  Trade receivables, net                            9,141        7,985

  Discounted trade receivables                        550           --
  Due from related parties                          1,340          898
  Inventories, net                                  5,447        1,715
  Deferred tax asset                                   32           26
  Prepaid expenses                                    524          304
  Other current assets                                105        2,459
                                                  -------      -------

      TOTAL CURRENT ASSETS                         20,718       18,399
  Property and equipment, net                         622          611
  Investments                                         166          194
                                                  -------      -------

      TOTAL ASSETS                                $21,506      $19,204
                                                  =======      =======

        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Discount creditor                               $   468           $-
  Trade payables                                    2,537        1,638
  Other current liabilities                         1,324          987
  Due to related parties                                9          238
  Income taxes payable                              2,518        2,577
                                                  -------      -------

      TOTAL CURRENT LIABILITIES                     6,856        5,440
  Long-term borrowings under capital
   leases                                              70           84
                                                  -------      -------

      TOTAL LIABILITIES                             6,926        5,524
                                                  -------      -------

Commitments & contingencies                            --           --

SHAREHOLDERS' EQUITY:
  Preferred stock $0.01 par value
   shares: 1,000,000  authorized, no
   shares issued and outstanding                       --           --
  Common stock $0.01 par value
   shares: 20,000,000 authorized at
   September 30 and June 30, 1998,
   shares issued and outstanding,
   4,933,900 at September 30 and
   June 30, 1998                                       49           49
  Additional paid in capital                        8,818        8,802
  Retained earnings                                 5,495        4,773
  Cumulative foreign currency
   translation adjustment                             218           56
                                                  -------      -------


      TOTAL SHAREHOLDERS' EQUITY                   14,580       13,680
                                                  -------      -------

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                      $21,506      $19,204
                                                  =======      =======

                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                   ($ In thousands, except per share data)

                                           (Unaudited)
                                        Three months ended
                                          September 30,
                                          1998      1997
SALES:
Net sales                         $ 27,781       $ 14,767
Net sales to related parties         1,516          9,340
                                  --------       --------

      Total net sales               29,297         24,107
                                  --------       --------

COST OF GOODS SOLD:
Cost of goods sold                 (24,854)       (13,022)
Cost of goods sold to
  related parties                   (1,498)        (9,246)
                                  --------       --------

       Total cost of goods
          sold                     (26,352)       (22,268)
                                  --------       --------

GROSS PROFIT                         2,945          1,839

OPERATING EXPENSES:
Selling, general and
  administrative expenses           (1,717)        (1,057)

Expenses attributable to
  related parties                       (0)           (25)
                                  --------       --------
      Total operating
       expenses                     (1,717)        (1,082)
                                  --------       --------
OPERATING PROFIT                     1,228            757

Interest expense, net                  (46)          (101)
Equity in net income (loss)
  of unconsolidated affiliate          (28)            35
                                  --------       --------

INCOME BEFORE INCOME TAXES           1,154            691

  Income taxes                        (432)          (206)
                                  --------       --------

NET INCOME                        $    722       $    485
                                  ========       ========

NET INCOME PER SHARE - BASIC      $   0.15       $   0.12
                                  ========       ========

NET INCOME PER SHARE -
DILUTED                           $   0.15       $   0.12
                                  ========       ========



                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               ($ in thousands, except share and per share data)

                                                                                                 ACCUMULATED
                                                                ADDITIONAL                             OTHER          TOTAL
                                                                   PAID IN        RETAINED     COMPREHENSIVE   SHAREHOLDERS'
                                         COMMON STOCK              CAPITAL        EARNINGS            INCOME         EQUITY
                                     SHARES       AMOUNT

Balance at June 30, 1998           4,933,900      $      49          8,802           4,773             56      $  13,680

Net income                                --             --             --             722             --            722

Additional Initial Public
   Offering Expenses                      --             --            (25)             --             --            (25)

Compensation charge in
   relation to share options
   issued to non-employees                --             --             41              --             --             41

Other comprehensive
   income, net of tax and
   foreign currency
   translation adjustment                 --             --             --              --            162            162
                                   ---------      ---------      ---------       ---------      ---------      ---------

Balance at September 30, 1998      4,933,900      $      49          8,818           5,495            218      $  14,580
                                   =========      =========      =========       =========      =========      =========


                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                     (Unaudited)
                                                Three months ended
                                                   September 30,
                                               1998          1997
OPERATING ACTIVITIES:
Net income                                  $   722       $   485
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES
  Depreciation and other                         65            66
  Provision for deferred taxes                   (6)          (54)
  Equity in net loss (income) of
      unconsolidated affiliate                   28           (35)
  Compensation charge for non-employee
      stock options                              41            --
CHANGES IN ASSETS AND LIABILITIES
  Trade and discounted receivables           (1,706)       (3,464)
  Due from related parties                     (442)         (791)
  Inventory                                  (3,732)          402
  Other current assets                        2,134          (882)
  Trade payables                                899           840
  Due to related parties                       (229)        1,416
  Taxes payable                                 (59)          161
     Other net                                  341           249
                                            -------       -------

NET CASH USED IN OPERATING ACTIVITIES        (1,944)       (1,607)
                                            -------       -------

INVESTING ACTIVITIES:
  Purchase of fixed assets                      (54)          (20)
  Sale of fixed assets                           --            12
                                            -------       -------

NET CASH USED IN INVESTING ACTIVITIES           (54)           (8)
                                            -------       -------

FINANCING ACTIVITIES:
Dividends paid                                   --           (55)
Additional initial public offering
   expenses                                     (25)           --
Repayment of capital leases, net                (18)          (42)
Change in bank line of credit                    --        (1,034)
Change in discount creditor                     468         3,712
                                            -------       -------

NET CASH PROVIDED BY FINANCING
ACTIVITIES                                      425         2,581
                                            -------       -------

Exchange rate changes                           140           (50)
                                            -------       -------

NET (DECREASE) INCREASE IN CASH              (1,433)          916
Cash at beginning of period                   5,012           288
                                            -------       -------

CASH AT END OF PERIOD                       $ 3,579       $ 1,204
                                            =======       =======


Interest paid                               $    65       $   223
                                            =======       =======

Taxes paid                                  $   391       $   257
                                            =======       =======

       NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1     INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

2   INVENTORY

Inventories comprise ($ in thousands):

                                      SEPT. 30,    JUNE 30,
                                           1998        1998

Finished goods and goods for resale      $5,454      $1,724
Less: Allowance for inventory
obsolescence                                 (7)         (9)
                                        --------    --------
                                         $5,447      $1,715
                                        ========    ========

The Company insures its inventory against theft and other damage up to a maximum of the higher of $9,900,000 or the carrying value of the inventory. On September 30, 1998, the carrying value was $5,447,000.

Obsolescence comprise ($ in thousands):

                                      SEPT. 30,    JUNE 30,
                                           1998        1998

Beginning balance                            $9         $35
Provision for obsolescence                   39         248
Amounts written off                         (41)       (274)
                                        --------    --------
Ending balance                               $7          $9
                                        ========    ========

3  OTHER CURRENT ASSETS

Other current assets comprise ($ in thousands):

                                      SEPT. 30,    JUNE 30,
                                           1998        1998
Amounts paid in advance for
inventories                                  $-      $2,015
Advanced Corporation Tax
  recoverable                                 -         145
Other                                       105         299
                                           ----      ------

                                           $105      $2,459
                                           ====      ======


4  OTHER CURRENT LIABILITIES

Other current liabilities comprise ($ in thousands):


                                          SEPT. 30,   JUNE 30,
                                               1998       1998
Accrued expenses                                $561      $710
Value Added Tax payable                          502        41
Accrued Payroll Taxes & National Insurance       130        98
Current portion of capital leases                 69        70
Others                                            62        68
                                              ------       ---

                                              $1,324       987
                                              ======       ===


5  EARNINGS PER SHARE

The number of shares of common stock outstanding at the beginning and ending of the period was 4,933,900. The weighted average number of shares for basic earnings per share and diluted earnings per share was 4,933,900. Options to purchase 294,000 shares of common stock at $10 per share were outstanding during the quarter, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The weighted average number of shares used in the 1997 period reflects a retroactive adjustment to assume the 4,000,000 shares issued in January 1998 in exchange for the shares of European Micro plc were outstanding for the complete period in 1997.

6  RELATED PARTY TRANSACTIONS

European Micro Plc has belonged to a group of related companies called Micro Computer Center Group (the "GROUP"). The Group is comprised of European Micro Plc, Technology Express Inc. located in Nashville, Tennessee ("TECHNOLOGY EXPRESS"), American Surgical Supply Corp. d/b/a American Micro Computer Center in Miami, Florida ("AMERICAN MICRO COMPUTER CENTER") and, until August 1, 1997, Ameritech Exports Inc. located in Miami, Florida ("AMERITECH EXPORTS") and Ameritech Argentina S.A. located in Buenos Aires, Argentina ("AMERITECH ARGENTINA"). All members of the Group were owned and controlled by either of the two primary shareholders of European Micro Plc, John B. Gallagher and/or Harry
D. Shields and their families.

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

Related party transactions are summarized as follows ($ in thousands):

                                         Three months ended
                                            September 30,
                                           1998       1997
      SALES
      American Micro Computer Center        $13     $5,836
      Technology Express                  1,503     $3,504
      Ameritech Argentina                     -          -
      Ameritech Exports                       -          -
                                         ------     ------
                                         $1,516     $9,340
                                         ======     ======

      PURCHASES
      American Micro Computer Center         $-         $-
      Technology Express                 12,439      2,545
      Ameritech Argentina                     -          -
      Ameritech Exports                       -          -
                                         ------     ------
                                        $12,439     $2,545
                                        =======     ======



                                         Three months ended
                                           September 30,
                                           1998       1997
      OPERATING EXPENSES

      CONSULTANCY FEES PAID TO:
      American Micro Computer Center         $-        $13
      Technology Express                      -         12
                                         ------     ------
                                             $-        $25
                                        =======     ======

Due from related parties comprised the following balances ($ in thousands):


                                     SEPT. 30,    JUNE 30,
                                          1998        1998

         American Micro Computer
      Center                               $17         $54
         Technology Express              1,323         844
         Ameritech Argentina                 -           -
         Ameritech Exports                   -           -
                                        ------      ------
                                        $1,340         898
                                        ======      ======



Due to related parties comprised of following balances (in thousands):


                                     SEPT. 30,    JUNE 30,
                                          1998        1998

         American Micro Computer
           Center                           $-          12
         Technology Express                  9         226
         Ameritech Argentina                 -           -
         Ameritech Exports                   -           -
                                        ------      ------
                                            $9         238
                                        ======      ======

The entities listed above are related to the Company in the following manner:

AMERICAN MICRO COMPUTER CENTER

American Micro Computer Center is a distributor of computer hardware based in Miami, Florida. John B. Gallagher who is Co-Chairman, Co-President, Director and shareholder (owning 39% of the outstanding shares after the Offering) of European Micro Holdings, Inc. is a president of American Micro Computer Center and owns 33.3% of the stock in that company.

TECHNOLOGY EXPRESS

Until 1996, Technology Express was a full service authorized reseller of computers and related products based in Nashville, Tennessee, selling primarily to end-users. Technology Express was sold to Inacomp Computers in 1996. Concurrently with the sale, Mr. Shields founded a new computer company with the name Technology Express. This company is a distributor of computer products and does not sell to end-users. Harry D. Shields who is Co-Chairman, Co-President, Director and shareholder (owning 39% of the outstanding shares after the Offering) of European Micro Holdings, Inc. is president of Technology Express and owns 100% of the outstanding shares of common stock of that company.

AMERITECH ARGENTINA

Ameritech Argentina is an authorized distributor of Compaq, Hewlett Packard, IBM and Acer Computers and accessories in Argentina. Messrs. Shields and Gallagher were both Directors of Ameritech Argentina and owned 50% of the outstanding shares of common stock each until its sale on August 1, 1997.


AMERITECH EXPORTS

Ameritech Exports is an authorized distributor of Compaq computers and accessories into Caribbean and certain parts of Central and South America. Messrs. Shields and Gallagher were both Directors of Ameritech Exports and owned 50% of the outstanding shares of common stock each until its sale on August 1, 1997.

7  SUBSEQUENT EVENTS

On October 28, 1998, European Micro plc, a wholly-owned subsidiary of European Micro Holdings, Inc. ("EUROPEAN MICRO HOLDINGS"), completed its acquisition of all of the outstanding shares of capital stock of Sunbelt (UK) Limited ("SUNBELT"), a company registered in England and Wales, from the shareholders of Sunbelt for $1,008,684 in cash and an earn-out based on the attainment of certain performance criteria. At European Micro Holdings' discretion, the earn-out will be payable in either cash or shares of common stock of European Micro Holdings. The amount of consideration to be paid for the shares of Sunbelt was determined based on a multiple of Sunbelt's net earnings and the attainment of certain performance criteria. The funds used to acquire the shares of Sunbelt came from the cash generated from the business operations of European Micro plc. As a result of the acquisition, Sunbelt is a wholly-owned subsidiary of European Micro plc. The acquisition will be accounted for using the purchase method of accounting.

Sunbelt, formerly privately held, is a distributor of microcomputer products to dealers, VARs and mass merchants throughout Western Europe. Sunbelt's trading operations will be integrated with and into the operations of European Micro plc. Sunbelt's business of distributing its Nova brand products will operate as a separate business entity consistent with past practice. Sunbelt was established in 1992 and is based in Wimbledon, England. For the fiscal year ended June 30, 1998, Sunbelt had total sales of approximately U.S. $16.5 million and pre-tax earnings of approximately U.S. $742,500.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTORY STATEMENTS

      FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS, (A) EUROPEAN MICRO HOLDINGS' ("EUROPEAN MICRO HOLDINGS" OR THE
"COMPANY") PROJECTED SALES AND PROFITABILITY, (B) THE COMPANY'S GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN THE COMPANY'S INDUSTRY, (D) THE COMPANY'S FUTURE FINANCING PLANS AND (E) THE COMPANY'S ANTICIPATED NEEDS FOR WORKING CAPITAL. IN ADDITION, WHEN USED IN THIS QUARTERLY REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY CERTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CHANGES IN TRENDS IN THE ECONOMY AND THE COMPANY'S INDUSTRY, REDUCTIONS IN THE AVAILABILITY OF FINANCING AND AVAILABILITY OF COMPUTER PRODUCTS ON TERMS AS FAVORABLE AS EXPERIENCED BY THE COMPANY IN PRIOR PERIODS AND OTHER FACTORS. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT WILL IN FACT OCCUR. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

      UNLESS THE CONTEXT OTHERWISE REQUIRES AND EXCEPT AS OTHERWISE SPECIFIED, REFERENCES HEREIN TO "EUROPEAN MICRO" OR THE "COMPANY" INCLUDE EUROPEAN MICRO HOLDINGS AND ITS TWO WHOLLY-OWNED SUBSIDIARIES, EUROPEAN MICRO PLC, A COMPANY ORGANIZED UNDER THE LAWS OF THE UNITED KINGDOM ("EUROPEAN MICRO UK"), AND NOR'EASTER MICRO, INC., A NEVADA CORPORATION ("NOR'EASTER") (COLLECTIVELY, THE TWO WHOLLY-OWNED SUBSIDIARIES ARE REFERRED TO AS THE "SUBSIDIARIES").

OVERVIEW

      The Company is an independent distributor of microcomputer products, including personal computers, memory modules, disc drives and networking products, to customers mainly in Western Europe and to customers and related parties in the United States. The Company's customers consist of more than 375 value-added resellers, corporate resellers, retailers, direct marketers and distributors. The Company does not sell to end-users. Substantially all of the products sold by the Company are manufactured by well-recognized manufacturers such as IBM, Compaq and Hewlett-Packard, although the Company generally does not obtain its inventory directly from such manufacturers. The Company monitors the geographic pricing strategies related to such products, currency fluctuations and product availability in order to obtain inventory at favorable prices from other distributors, resellers and wholesalers.

      The Company considers itself to be a focused distributor, as opposed to a broadline distributor, dealing with a limited and select group of products from a limited and select group of leading manufacturers. The Company believes that being a focused distributor enables it to respond more quickly to customer requests and gives it greater availability of products, access to products and improved pricing. The Company believes that as a focused distributor it has been able to develop greater expertise in the products which it sells. The Company places significant emphasis on market awareness and planning and actively shares this knowledge with its customers in order to further enhance trading relations. The Company strives to monitor and react quickly to market trends in order to enable its multilingual sales team to maintain the highest levels of customer service.

      European Micro Holdings was organized under the laws of the State of Nevada and is the parent of European Micro UK and Nor'easter. Nor'easter was organized under the laws of the State of Nevada on December 26, 1997, to serve as an independent distributor of microcomputer products in the United States. European Micro UK was organized under the laws of the United Kingdom in 1991 to serve as an independent distributor to customers mainly in Western Europe and to related parties in the United States. On January 31, 1998, European Micro Holdings acquired one hundred percent (100%) of the issued and outstanding shares of ordinary stock of European Micro UK in consideration for the issuance of 4,000,000 newly issued shares of common stock, par value $0.01 per share (the

"COMMON STOCK"), of European Micro Holdings. The 4,000,000 shares of Common Stock of European Micro Holdings has been issued to the shareholders of European Micro UK on a pro rata basis in accordance with such shareholders' respective ownership interest in European Micro UK. As a result of the exchange, the shareholders of European Micro UK together received all of the issued and outstanding shares of Common Stock of European Micro Holdings prior to the consummation of its initial public offering. These shareholders were John B. Gallagher, Harry D. Shields, Thomas H. Minkoff, as trustee of the Gallagher Family Trust, and Stuart S. Southard and Robert H. True, as Trustees of the 1997 Henry Daniel Shields Irrevocable Educational Trust. In addition, European Micro UK became a wholly-owned subsidiary of European Micro Holdings.

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

      On October 28, 1998, European Micro UK completed its acquisition of all of the outstanding shares of capital stock of Sunbelt. As a result, Sunbelt became a wholly-owned subsidiary of European Micro UK. This relationship is depicted in the organizational chart below. See "Note 7 to the Consolidated Financial Statements" and "Item 5. Other Information."

      European Micro Holdings was formed in December 1997 to serve as a holding company of the Subsidiaries. European Micro Holdings does not have any operations of its own. Its headquarters are located at 6073 N.W. 167th Street, Unit C-25, Miami, Florida 33015, and its telephone number is (305) 825-2458.

      The following organizational chart summarizes the relationships among European Micro Holdings, Nor'easter, European Micro UK, European Micro
Germany, Big Blue Europe and Sunbelt.

[GRAPHIC OMITTED]

RESULTS OF OPERATIONS

      The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in European Micro's Consolidated Condensed Statements of Earnings:

                         PERCENTAGE OF NET SALES

                                                    (UNAUDITED)
                                                 THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                 1998            1997
                                                 ----            ----

Net sales to third parties                      94.8%           61.3%
Net sales to related parties                     5.2%           38.7%
                                              -------         -------
Total net sales                                100.0%          100.0%
                                              -------         -------
Cost of goods sold to third parties           (84.8%)         (54.0%)
Cost of goods sold to related parties          (5.1%)         (38.4%)
                                              -------         -------
Total cost of goods sold                      (89.9%)         (92.4%)
                                              -------         -------
Total Gross Profit                              10.1%            7.6%

Total operating expenses                       (5.9%)          (4.5%)
                                              -------         -------
Operating profit                                 4.2%            3.1%

Interest expense                               (0.2%)          (0.4%)

Share of (loss) / income in the
  unconsolidated affiliate                     (0.1%)            0.1%
                                              -------         -------
Income before income taxes                       3.9%            2.8%
Provision for income taxes                     (1.5%)          (0.8%)

                                              -------         -------
Net Income                                       2.4%            2.0%
                                              =======         =======

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998 AND 1997

      TOTAL NET SALES. Total net sales increased $5.2 million, or 21.5%, from $24.1 million in the three-month period ended September 30, 1997 to $29.3 million in the comparable period in 1998. Excluding net sales to related parties, net sales increased $13.0 million, or 88.1%, from $14.8 million in the three-month period ended September 30, 1997 to $27.8 million in the comparable period in 1998. This increase was attributable to general sales growth (accounting for approximately $6.6 million), the start-up growth of Nor'easter which started its operations in February 1998 (accounting for approximately $5.2 million) and the growth of the Premier Dealers Club (accounting for approximately $1.2 million). There can be no assurance that the Company will be able to maintain the level of sales or sales growth achieved in this period because of seasonal variations in the demand for the products and services offered by the Company, the introduction of new hardware and software technologies and products offering improved features and functionality, the introduction of new products and services by the Company and its competitors, the loss or consolidation of a significant supplier or customer, changes in the level of operating expenses, inventory adjustments, product supply constraints and competitive conditions, including pricing, interest rate fluctuations, the impact of acquisitions, currency fluctuations and general economic conditions.

      Net sales to related parties decreased $7.8 million in the three-month period ended September 30, 1998 from the comparable period in 1997. This decrease is primarily attributable to large purchases of computer peripherals made on behalf of related parties in the three-month period ended September 30, 1997 compared to the same period in 1998. In addition, the Company's purchases from related parties increased by $9.9 million in the three-month period ended September 30, 1998 from the comparable period in 1997. The related parties consist of a group of entities in which an ownership interest is held by either of the two primary shareholders of the Company, John B. Gallagher or Harry D. Shields. See "Note 6 to the Consolidated Financial Statements." In order to facilitate fast and efficient international transactions, each member of the group has acted as a supplier for, and purchaser from, the other members of the group. The group has attempted to price inter-group sales at one percent above the selling group member's cost, although the group has made numerous exceptions in times of short supply, to cover assembly costs and to reward certain group members for exceptional low-cost purchases. None of the members of the group are under any legal obligation to continue to act as a supplier for, or purchaser from, the other members of the group. If the Company is unable to sell product to the other members of the group, the Company's revenues will be significantly reduced and its business, financial condition and results of operations will be materially adversely affected.

      GROSS PROFIT. Gross profit increased $1.1 million, or 60.1 %, from $1.8 million in the three-month period ended September 30, 1997 to $2.9 million in the comparable period in 1998. Gross profit excluding related party transactions increased $1.2 million, or 67.7%, from $1.7 million in the three-month period ended September 30, 1997 to $2.9 million in the comparable period in 1998. This increase is the result of market conditions which made it advantageous to purchase from the other group members and sell to third parties during the period. In the comparable period in 1997, the Company supplied product to the other group members instead of purchasing product. This shift in market conditions is due to currency fluctuations, product availability and changes in geographic pricing strategies of the manufacturers and suppliers of the Company's products. As discussed above, the mark-up on sales to related parties is typically one percent over cost. Therefore, the gross profit of sales to third parties is typically higher than the gross profit earned on sales to related parties. Gross profit attributable to related party sales was $18,000 in the three-month period ended September 30, 1998. This represents a margin of approximately one percent as discussed above. The Company's business and results of operations will be materially adversely affected if the Company is unable to purchase product from the other members of the group (including Technology Express) when such product could be purchased from these group members at prices lower than available from other sources.

      Gross margin increased by 2.5% from 7.6% in the three-month period ended September 30, 1997 to 10.1% in the comparable period in 1998. Excluding related party transactions, gross margin decreased from 11.8% in the three-month period ended September 30, 1997 to 10.5% in the comparable period in 1998. This change is related to the normal fluctuations in purchasing opportunities and sales demand from quarter to quarter.

      Foreign exchange gains and losses moved from a gain of $23,000 in the three-month period ended September 30, 1997 to a loss of $132,000 in the comparable period in 1998. This loss was attributable to the strengthening of the pound sterling relative to other European currencies.

      OPERATING EXPENSES. Operating expenses as a percentage of total net sales increased from 4.5% in the three-month period ended September 30, 1997 to 5.9% in the comparable period in 1998. Excluding related party transactions, operating expenses as a percentage of net sales decreased from 7.2% in the three-month period ended September 30, 1997 to 6.2% in the comparable period in 1998. Operating expenses increased primarily due to the increase in third party sales and the decrease in related party sales, resulting in higher gross margins for the period. This resulted in higher commission and bonus compensation during the period because the Company's compensation structure rewards employees based on the Company's profitability. For the reasons set forth above, the Company achieved higher gross margins in the period which resulted in higher commission and bonus compensation in the period.

      INTEREST EXPENSE. Interest expense decreased by $55,000 from $101,000 in the three-month period ended September 30, 1997 to $46,000 in the comparable period in 1998. This was attributable to decreased borrowing during the period because of the availability of the net proceeds from the Company's initial public offering.

      INCOME TAXES. Income taxes as a percentage of earnings before income taxes increased from 29.8% in the three-month period ended September 30, 1997 to 37.4% in the comparable period in 1998. The increase was primarily attributable to an increase in the amount of disallowed expenditures and higher corporate income tax rates in the United States. The Company's effective income tax rate may increase in the future as a result of the Company's product mix and variations in the countries to which the Company sells its products.

      INTEREST IN JOINT VENTURE. The Company's share of income or loss from Big Blue Europe decreased from a gain of $35,000 in the three-month period ended September 30, 1997 to a loss of $28,000 in the comparable period in 1998. This reduction in earnings is attributed to an increased provision for inventory obsolescence and a reduction in total sales.

SEASONALITY

      European Micro typically experiences variability in its total net sales and net income on a quarterly basis as a result of many factors. These include, but are not limited to, seasonal variations in demand for the products and services offered by the Company, the introduction of new hardware and software technologies and products offering improved features and functionality, the introduction of new products and services by the Company and its competitors, the loss or consolidation of a significant supplier or customer, changes in the level of operating expenses, inventory adjustments, product supply constraints and competitive conditions, including pricing, interest rate fluctuations, the impact of acquisitions, currency fluctuations and general economic conditions. Historical operating results have included a reduction in demand in Europe during the summer months.

LIQUIDITY AND CAPITAL RESOURCES

      Short-term working capital requirements are funded by a combination of short-term revolving lines of credit provided by National Westminster Bank Plc together with accounts receivable financing provided by Lombard NatWest. Short-term obligations must be repaid within one year. One line of credit and the accounts receivable facilities are set and reviewed annually. The interest rate on these facilities is based on a mark-up over the bank borrowing rate in the United Kingdom. This line of credit facility was $830,000 in fiscal 1997 and was increased to $2.0 million during fiscal 1998. The accounts receivable financing provides financing for up to 85% of trade receivables. In June 1998, the Company obtained a second short-term line of credit which is secured by the Company's inventory. This facility allows the Company to borrow up to $5.6 million to assist in the purchase of inventory.

      Long-term funding is supplied to the Company in the form of hire purchase and capital lease agreements. Long-term obligations are due for repayment in more than one year. These agreements are made through both Lloyds Bowmaker and NatWest Vehicle Solutions, and are secured by vehicles owned by the Company. The agreements are usually for 36 months from the date of purchase and are typically for 80% of the purchase value of the vehicle. As of September 30, 1998, the borrowings were $139,000, of which $70,000 was due after more than one year.

      European Micro's typical principal need for additional working capital in fiscal 1998 is expected to be for the purchase of additional inventory to support growth and to take advantage of cash discounts offered by certain of European Micro's suppliers for early payment. Working capital will also be needed for expansion purposes, including acquisitions. European Micro expects to obtain cash for these purposes through its internal cash flow and its existing bank credit lines, but there can be no assurance that financing will be available on terms acceptable to European Micro. The unavailability of such financing could adversely affect the Company's business, financial condition and results of operations.

      Net cash used in operating activities during the three-month period to September 30, 1998 amounted to $1.9 million. Significant factors in the use of cash were an increase in trade and discounted receivables of $1.7 million and an increase in inventory of $3.7 million. The increase in receivables was largely attributable to the increase in net sales in the three-month period ended September 30, 1998. The increase in inventory was largely attributable to large quantity purchases of computer products at prices which the Company considered to be favorable. The amount of cash used in the Company's operations were partially offset by net income in the period of $722,000, cash generated from an increase in trade payables of $899,000, a reduction in other current assets related to the prepayment of inventory at June 30, 1998 of $2.0 million.

      Cash used in investing activities amounted to $54,000, consisting of expenditures on fixtures and fittings of $11,000 and office equipment of $43,000.

      Cash provided by financing activities was $425,000, of which $468,000 was provided by an increase in the Lombard NatWest debt discounting facility. Cash was used by repayments of capital leases of $18,000 and additional expenses associated with the initial public offering of $25,000.

      Overall, the Company experienced a net decrease in cash of $1.4 million for the three-month period ended September 30, 1998 which is after the impact of exchange rates of $140,000.

ASSET MANAGEMENT

      INVENTORY. European Micro's goal is to achieve high inventory turns and maintain a low level of inventory on hand and thereby reduce European Micro's working capital requirements. European Micro's strategy to achieve this goal is to both effectively manage its inventory and achieve high order fill rates. Inventory levels may vary from period to period, due to many factors, including increases or decreases in sales levels, European Micro's practice of making large-volume purchases when it deems such purchases to be attractive, new products and changes in European Micro's product mix.

      ACCOUNTS RECEIVABLE. European Micro sells its products and services to a customer base of more than 375 value-added resellers, corporate resellers, retailers and direct marketers. European Micro offers credit terms to qualifying customers and also sells on a pre-pay and cash-on-delivery basis. With respect to credit sales, European Micro attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. Substantially all of European Micro UK's accounts receivables are insured and its positive credit results have allowed European Micro UK to enjoy what it believes to be one of the most competitive insurance rates in the industry.

CURRENCY RISK MANAGEMENT

      REPORTING CURRENCY. European Micro Holdings' and Nor'easter's reporting and functional currency, as defined by Statement of Financial Accounting Standards No. 52, is the United States dollar. The functional currency of European Micro UK is the United Kingdom pound sterling. European Micro UK translates into the reporting currency by measuring assets and liabilities using the exchange rates in effect at the balance sheet date and results of operations using the average exchange rates prevailing during the period.

      HEDGING AND CURRENCY MANAGEMENT ACTIVITIES. European Micro Holdings does not engage in hedging activities to guard against currency fluctuations between the United Kingdom pound sterling and the United States dollar. Because the functional currency of European Micro Holdings' main operating subsidiary, European Micro UK, is the United Kingdom pound sterling, currency fluctuations of the pound sterling relative to the dollar may have a material adverse affect on the Company's business, financial condition and results of operations. European Micro Holdings may engage in hedging activities in the future, although no assurances can be given that it will engage in such activities and if it does so that such activities will be successful.

      European Micro UK recognizes that it has currency exposure when transactions are consummated in currency other than the pound sterling. For example, for the quarter ended September 30, 1998, purchases of inventory by European Micro UK were in the United Kingdom pound sterling (17%), German Mark (6%), United States dollar (70%) and other (7%). The most significant currencies in which sales were made, other than the pound sterling (55%), were the German Mark (19%), Dutch guilder (9%), French franc (7%) and others (10%). Additionally, receivables are also significantly spread out over several currencies. Lastly, to the extent that bank balances are maintained in different currencies that would also be subject to fluctuations against the pound sterling.

      The policy of the Company is not to hedge specifically against individual daily transactions. Instead, the exposure to a currency is determined every two to three days. This is done by comparing the bank account balances and account receivables with accounts payable, all in the same currency to create a "natural" hedge. Thereafter, to the extent that a bank balance and the account receivable are not totally offset by the accounts payable, there would be a need to cover the residual credit balance with a forward currency contract. The Company tends to concentrate its currency management into four currencies -- United Kingdom pound sterling, United States dollar, Dutch guilder and German Mark. It normally deems the exposure in other currencies to be minimal. However, when the Company buys products in other currencies, the Company may, in conjunction with current market advice, book a forward contract to cover current and some anticipated future purchases.

ECONOMIC AND MONETARY UNION

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

INTER-GROUP SALES

      In order to achieve attractive prices from suppliers, a large quantity of a product must be firmly committed to. European Micro polls the other members of the group for informal commitments to help distribute that product. Thereafter, the purchasing member of the group, would obtain the product, examine the product for damage and authenticity, and then supervise the shipping to the other group members. In such capacity, the purchasing member of the group acts as a "purchasing agent" for the other group members.

      In the three-month period ended September 30, 1998, European Micro UK benefited from low mark-up purchases from the other members of the group by $9.0 million and Nor'easter by $3.4 million. European Micro Holdings' sales to the related parties during the three-month period ended September 30, 1998 decreased $7.8 million from $9.3 million to $1.5 million. The primary reasons for this reduction in related party sales is due to the availability of product at prices in the United States more favorable than other sources of supply. While the average margin on these sales was approximately 1.0% compared to an average margin of 10.7% on sales to unrelated third parties during the same period, such margin was sufficient to cover the costs incurred by the Company in purchasing such products on behalf of the group. Significantly, European Micro was able to enjoy the marginal benefits from the lower cost of the remaining product for its sales. See "Note 6 to the Consolidated Financial Statements."

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company utilizes derivative financial instruments in the form of forward exchange contracts for the purpose of economic hedges of anticipated sale and purchase transactions. In addition, the Company enters into economic hedges for the purpose of hedging foreign currency market exposures of underlying assets, liabilities and other obligations which exist as part of its ongoing business operations.

      Where the foreign currency exposure is covered by a forward foreign exchange contract, the asset, liability or other obligation is recorded at the contracted rate each month end and the resultant mark-to-market gains and losses are recognized as cost of sales in the current period, generally consistent with the period in which the gain or loss of the underlying transaction is recognized. Cash flows associated with derivative transactions are classified in the statement of cash flows in a manner consistent with those of the exposure being hedged.

      The Company places all foreign exchange forward contracts with Global Financial Markets, a division of the National Westminster Bank Plc, a leading European bank.

EXCHANGE RATE SENSITIVITY

      The table below summarizes information on foreign currency forward exchange agreements. The table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates ($ in thousands, except exchange rates).

                                             Expected
                                           maturity or
                                         transaction date         Fair value
                                         ----------------         ----------

         FORWARD EXCHANGE
           AGREEMENTS

         SEPTEMBER 30, 1998
            (Receive $US/Pay(pound))      October 1, 1998
           Contract amount                         $3,500           $3,560
           Average contractual
             exchange rate                 $1.674/(pound)1

      The fair value has been determined by applying the mid-price of the spread on the buy or sell rates, as appropriate, of the relevant foreign currency at the balance sheet date. The mid-price used is that quoted by the Financial Times.

      Income  and  losses  in  respect  of  the  transaction   foreign  exchange
transactions were as follows ($ in thousands):

                                           THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                               1998       1997
                                          ---------------------

      (Loss) income on foreign exchange
      transactions                            ($132)      $23
                                              =====       ===



PART II

ITEM 1.     LEGAL PROCEEDINGS.

            None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a), (b) and (c). None.

         (d) The Company's Registration Statement (the "REGISTRATION STATEMENT") on Form S-1 filed by the Company on January 16, 1998 (File No. 333-44393) was declared effective by the Securities and Exchange Commission on April 6, 1998. As previously reported, European Micro Holdings received net proceeds of $7,159,156 in the offering. European Micro Holdings has used the net proceeds in the following manner:

                          USE OF NET PROCEEDS
NET PROCEEDS                                                  $7,159,156
   Loaned to Subsidiaries for
   Operations:
   European Micro UK                         $3,500,000
   Nor'easter                                 3,659,156
                                      ------------------
PROCEEDS UTILIZED IN THE PERIOD                                7,159,156
                                                        -----------------
NET PROCEEDS STILL AVAILABLE                                          $0
                                                        =================

         European Micro UK used the $3.5 million of the proceeds received from European Micro Holdings to pay down approximately $3.5 million its short-term indebtedness. European Micro Holdings has loaned an aggregate of $3.7 million of the net proceeds to Nor'easter, all of which has been used by Nor'easter to purchase inventory. None of the payments of net proceeds were made to directors, officers or persons owning ten percent or more of the outstanding Common Stock of European Micro Holdings.

         European Micro Holdings indicated in its Registration Statement that $1.0 million would be used to fund the operations and provide working capital to Nor'easter and $2.4 million would be used for expansion purposes, including mergers and acquisitions. As indicated above, European Micro Holdings used $3.7 million to fund the operations of Nor'easter. This change in the anticipated use of proceeds resulted from the availability of product at prices in the United States more favorable than other sources of supply.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.     OTHER INFORMATION.

      On October 28, 1998, European Micro UK completed its acquisition of all of the outstanding shares of capital stock of Sunbelt from the shareholders of Sunbelt for $1,008,684 in cash and an earn-out based on the attainment of certain performance criteria. At European Micro Holdings' discretion, the earn-out will be payable in either cash or shares of common stock of European Micro Holdings. The amount of consideration to be paid for the shares of Sunbelt was determined based on a multiple of Sunbelt's net earnings and the attainment of certain performance criteria. The funds used to acquire the shares of Sunbelt came from the cash generated from the business operations of European Micro plc. As a result of the acquisition, Sunbelt is a wholly-owned subsidiary of European Micro UK. The acquisition will be accounted for using the purchase method of accounting.

      Sunbelt, formerly privately held, is a distributor of microcomputer products to dealers, VARs and mass merchants throughout Western Europe. Sunbelt's trading operations will be integrated with and into the operations of European Micro plc. Sunbelt's business of distributing its Nova brand products will operate as a separate business entity consistent with past practice. Sunbelt was established in 1992 and is based in Wimbledon, England. For the fiscal year ended June 30, 1998, Sunbelt had total sales of approximately U.S. $16.5 million and pre-tax earnings of approximately U.S.
$742,500.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS.

Exhibit
  No.    Description                        Location
------   -----------                        --------

  2.01   Agreement for the Acquisition of   Provided herewith
         Sunbelt (UK) Limited by European
         Micro Plc dated October 26, 1998

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

  3.02   Certificate of Amendment of        Incorporated by reference to
         Articles of Incorporation          Exhibit 3.02 to Registrant's
                                            Form 10-Q for the quarter
                                            ended March 31, 1998

  3.03   Bylaws                             Incorporated by reference to
                                            Exhibit No. 3.02 to the
                                            Registration Statement.

  4.01   Form of Stock Certificate          Incorporated by reference to
                                            Exhibit No. 4.01 to the
                                            Registration Statement.

  4.02   1998 Stock Incentive Plan          Incorporated by reference to
                                            Exhibit No. 4.02 to the
                                            Registration Statement.

  4.03   1998 Employee Stock                Incorporated by reference to
         Purchase Plan                      Exhibit No. 4.03 to the
                                            Registration Statement.

  4.04   Form of Lock-up Agreement          Incorporated by reference to
                                            Exhibit No. 4.04 to the
                                            Registration Statement.

 10.01 Form of Advice of Borrowing Terms Incorporated by reference to with National Westminster Bank Plc Exhibit No. 10.01 to the
                                            Registration Statement.

 10.02   Invoice Discounting Agreement      Incorporated by reference to
         with Lombard NatWest Discounting   Exhibit No. 10.02 to the
         Limited,  dated November 21, 1996  Registration  Statement.

 10.03   Commercial Credit Insurance,       Incorporated by reference to
         policy number 60322, with Hermes   Exhibit No. 10.03 to the
         Kreditversicherungs-AG dated       Registration Statement.
         August 1, 1995

 10.04   Commercial Credit Insurance,       Incorporated by reference to
         policy number 82692, with Hermes   Exhibit No. 10.04 to the
         Kreditversicherungs-AG dated       Registration Statement.
         August 1, 1995

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

 10.08   Trusteed Shareholders              Incorporated by reference to
         Cross-Purchase Agreement by and    Exhibit No. 10.08 to the
         between John B. Gallagher, Harry   Registration Statement.
         D. Shields, Thomas H. Minkoff,
         Trustee of the Gallagher Family
         Trust, Robert H. True and Stuart
         S. Southard, Trustees of the
         Henry Daniel Shields 1997
         Irrevocable Educational Trust,
         European Micro Holdings and
         SunTrust Bank, Nashville, N.A.,
         as Trustee dated January 31, 1998

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

 10.18   Form of Credit  Agreement  by and  Incorporated by reference to
         between European Micro UK and      Exhibit No. 10.17 to the
         National Westminster Bank Plc      Annual Report on Form 10-K
                                            for the fiscal year ended
                                            June 30,  1998 filed with the
                                            Commission on September 28,
                                            1998

 10.19   Consulting Contract dated          Provided herewith
         September 10, 1998 by and between
         European Micro Holdings, Inc. and
         The Equity Group

 10.20   Service Agreement dated October    Provided herewith
         28, 1998 by and between European
         Micro Holdings, Inc. and Michael
         Gesner

 10.21   Service Agreement dated October    Provided herewith
         28, 1998 by and between European
         Micro Plc and Gerard O'Rourke

 11.01   Statement re: Computation of       Provided herewith
         Earnings

 15.01   Letter re: Unaudited Financial     Not applicable
         Information

 18.01   Letter re Change in Accounting     Not applicable
         Principles

 19.01   Report Furnished to Security       Not applicable
         Holders

 22.01   Published Report Regarding         Not applicable
         Matters Submitted to Vote of
         Security Holders

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

Date:  November 13, 1998                  EUROPEAN MICRO HOLDINGS, INC.


                                          By:  /s/ John B. Gallagher
                                               ---------------------
                                                John B. Gallagher, Co-President