Form 10-Q
period 1998-12-31
EUROPEAN MICRO HOLDINGS INC
filed 1999-02-16
CIK 1052914

EUROPEAN MICRO HOLDINGS, INC.


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 (Fee Required)

                For the quarterly period ended December 31, 1998

     |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

               For the transition period from _______ to _______.

                          Commission File No. 333-44393

                          EUROPEAN MICRO HOLDINGS, INC.
                          -----------------------------
                (Name of Registrant as Specified in Its Charter)

Nevada                                      65-0803752
------                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

6073 N.W. 167th Street, Unit C-25,
Miami, Florida                              33015
----------------------------------          -----
(Address of Principal Executive             (Zip Code)
Offices)

                                 (305) 825-2458
                (Issuer's Telephone Number, Including Area Code)


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      There were 4,933,900 shares of Common Stock, par value $0.01 per share, outstanding as of January 31, 1999.

                          EUROPEAN MICRO HOLDINGS, INC.

PART I


FINANCIAL INFORMATION
---------------------

ITEM 1.   FINANCIAL STATEMENTS.
          ---------------------

                   Index to Consolidated Financial Statements

Consolidated Condensed Balance Sheets as of December 31, 1998 and
June 30, 1998...........................................................3

Consolidated Condensed Statements of Earnings for the three
 and six months ended December 31, 1998 and 1997........................4

Consolidated Statement of Changes in Shareholders' Equity
 for the six months ended December 31, 1998.............................5

Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 1998 and 1997.......................................6

Notes to Consolidated Condensed Financial Statements....................7

                          EUROPEAN MICRO HOLDINGS, INC.


                      CONSOLIDATED CONDENSED BALANCE SHEETS
                ($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)
                                                     DEC. 31,  JUNE 30,
                                                         1998      1998

              ASSETS
CURRENT ASSETS:
  Cash                                                 $5,271    $5,012
  Restricted cash                                         400         -
  Trade receivables, net                                5,876     7,985
  Discounted trade receivables                          5,419         -
  Due from related parties                                557       898
  Inventories, net                                      5,356     1,715
  Deferred tax asset                                       37        26
  Prepaid expenses                                        526       304
  Other current assets                                    871     2,459
                                                       ------    ------
      TOTAL CURRENT ASSETS                             24,313    18,399
  Property and equipment, net                             736       611
  Excess of cost over acquired net assets, net          1,524         -
  Investments                                             147       194

      TOTAL ASSETS                                    $26,720   $19,204
                                                      =======   =======

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Discount creditor                                    $4,606    $    -
  Trade payables                                        2,723     1,638
  Other current liabilities                             1,768       987
  Due to related parties                                   58       238
  Income taxes payable                                  2,723     2,577
                                                       ------     -----
      TOTAL CURRENT LIABILITIES                        11,878     5,440
  Long-term borrowings under capital leases                54        84
  Other liabilities                                       283         -
                                                       ------     -----
      TOTAL LIABILITIES                                12,215     5,524
                                                       ------     -----
Commitments & contingencies                                 -         -

SHAREHOLDERS' EQUITY:
  Preferred stock $0.01 par value shares:
   1,000,000 authorized, no shares issued
   and outstanding                                          -         -
  Common stock $0.01 par value shares:
   20,000,000 authorized at December 31
   and June 30, 1998, shares issued
   and outstanding,4,933,900 at
   December 31 and June 30, 1998                           49        49
  Additional paid in capital                            8,871     8,802
  Retained earnings                                     5,519     4,773
  Cumulative foreign currency  translation
   adjustment                                              66        56
                                                       ------    ------
     TOTAL SHAREHOLDERS' EQUITY                        14,505    13,680

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $26,720   $19,204

                          EUROPEAN MICRO HOLDINGS, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         (Unaudited)          (Unaudited)
                                      Three months ended    Six months ended
                                          December 31,        December 31,
                                         1998      1997      1998     1997
SALES:
Net sales                              $27,939   $17,347    $55,720  $32,114
Net sales to related parties             1,072     4,655      2,588   13,995
                                       -------   -------    -------  -------

      Total net sales                   29,011    22,002     58,308   46,109

COST OF GOODS SOLD:
Cost of goods sold                     (25,685)  (14,997)   (50,539) (28,019)

Cost of goods sold to related
 parties                                (1,068)  ( 4,464)    (2,566) (13,710)
                                      --------  --------    ------- --------
      Total cost of goods sold         (26,753)  (19,461)   (53,105) (41,729)

GROSS PROFIT                             2,258     2,541      5,203    4,380

OPERATING EXPENSES:
Selling, general and administrative
 expenses                              ( 2,150)  ( 1,366)   ( 3,867) ( 2,423)
Expenses attributable to related
  parties                                  ( 0)     ( 19)       ( 0)    ( 44)
                                       --------   -------   -------- --------

      Total operating expenses          (2,150)  ( 1,385)   ( 3,867) ( 2,467)
                                       -------   --------   -------- --------

OPERATING PROFIT                           108     1,156      1,336    1,913

Interest expense, net                     ( 27)     (122)      ( 73)    (223)
Equity in net income (loss)
 of  unconsolidated affiliate              (19)      (14)       (47)      21
                                       --------   -------   --------  -------

INCOME BEFORE INCOME TAXES                  62     1,020      1,216    1,711

 Income taxes                             ( 38)     (351)     ( 470)    (557)
                                       --------   -------   --------  -------

NET INCOME                                 $24      $669       $746   $1,154
                                       ========   =======   ========  =======

NET INCOME PER SHARE - BASIC              $.00      $.17       $.15     $.29
                                      ========   =======   ========  =======
NET INCOME PER SHARE - DILUTED            $.00      $.17       $.15     $.29
                                      ========   =======   ========  =======

                          EUROPEAN MICRO HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                ($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                  ACCUMULATED
                                                   ADDITIONAL                       OTHER              TOTAL
                                                     PAID IN     RETAINED       COMPREHENSIVE       SHAREHOLDERS'
                              COMMON STOCK           CAPITAL     EARNINGS           INCOME             EQUITY
                              SHARES  AMOUNT

Balance at June 30, 1998    4,933,900     $49        8,802        4,773              56                $13,680

Net income                          -       -            -          746               -                    746

Additional initial public
 offering expenses                  -       -          (25)           -               -                    (25)

Compensation charge in
 relation to share options
  issued to non-employees           -       -           94            -               -                     94

Other comprehensive
 income, net of tax, for
 foreign currency
 translation adjustment             -       -            -            -              10                     10
                             --------    ----        -----        -----            -----               -------

Balance at December         4,933,900     $49        8,871        5,519              66                $14,505
 31, 1998                   =========    ====        =====        =====            =====               =======


                          EUROPEAN MICRO HOLDINGS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                       (UNAUDITED)
                                                    SIX MONTHS ENDED
                                                       DECEMBER 31,
                                                    1998          1997
OPERATING ACTIVITIES:
Net income                                          $746         $1,154
ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH USED IN
 OPERATING ACTIVITIES
 Depreciation and amortization                       143            103
 Provision for deferred taxes                        (11)           (63)
 Equity in net loss (income) of
  unconsolidated affiliate                            47            (21)
 Compensation charge for non-employee
  stock options                                       94              -
CHANGES IN ASSETS AND LIABILITIES,
 NET OF EFFECTS FROM ACQUISITIONS
 Trade and discounted receivables                    884         (2,518)
 Due from related parties                            341            115
 Inventory                                        (3,525)        (3,751)
 Other current assets                              1,366           (966)
 Trade payables                                   (2,059)           768
 Due to related parties                             (180)         2,670
 Taxes payable                                       146            300
 Other current liabilities                        (1,080)           940
 Other net                                          (400)             -
                                                  -------         -------
NET CASH USED IN OPERATING ACTIVITIES             (3,488)        (1,269)

INVESTING ACTIVITIES:
 Purchase of fixed assets                           (166)           (88)
 Sale of fixed assets                                  -             24
 Payment for acquisitions, net
  of cash acquired                                  (648)             -
                                                 --------         -------

NET CASH USED IN INVESTING ACTIVITIES               (814)           (64)

FINANCING ACTIVITIES:
Dividends paid                                         -            (55)
Additional initial public
 offering expenses                                   (25)             -
Repayment of capital leases, net                     (30)           (64)
Change in bank line of credit                          -           (204)
Change in discount creditor                        4,606          1,739
                                                --------         -------
Net cash provided by financing activities          4,551          1,416
                                                --------         -------
Exchange rate changes                                 10           ( 18)
                                                --------         -------
NET INCREASE IN CASH                                 259             65
Cash at beginning of period                        5,012            288
                                                --------         -------
CASH AT END OF PERIOD                             $5,271           $353
                                                --------         -------
Non-cash investing and financing activities:
Fair value of assets acquired                     $4,533         $    -
Goodwill                                           1,534              -
Fair value of liabilities assumed                 (4,322)             -

Notes issued for consideration                      (964)             -
                                                 --------        -------

Cash paid for acquisitions                          $781              -
Less cash acquired                                  (133)             -
                                                 --------        -------

Net cash paid for acquisitions                      $648          $   -
                                                 ========        =======
Interest paid                                       $129           $223
                                                 --------        -------
Taxes paid                                          $391           $257
                                                 ========        =======

                          EUROPEAN MICRO HOLDINGS, INC.


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

2    INVENTORY

Inventories comprise ($ in thousands):

                                              DEC. 31,        JUNE 30,
                                                1998           1998

Finished goods and goods for resale            $5,388         $1,724
Less: Allowance for inventory obsolescence        (32)            (9)
                                               ------         ------

                                               $5,356         $1,715
                                               ======         ------

The Company insures its inventory against theft and other damage up to a maximum of the higher of $9,900,000 or the carrying value of the inventory. On December 31, 1998, the carrying value was $5,356,000.

Obsolescence comprise ($ in thousands):


                                             SIX MONTHS
                                               ENDED          YEAR ENDED
                                              DEC. 31,         JUNE 30,
                                                1998             1998

Beginning balance                                $9              $35
Provision for obsolescence                      495              248
Amounts written off                           ( 472)            (274)
                                              ------            -----
Ending balance                                  $32               $9
                                              ======            =====

                          EUROPEAN MICRO HOLDINGS, INC.

3    OTHER CURRENT ASSETS

Other current assets comprise ($ in thousands):

                                               DEC. 31,       JUNE 30,
                                                 1998           1998

Amounts paid in advance for inventories            $-         $2,015
Advanced Corporation Tax recoverable                -            145
Value Added Tax receivable                        719              -
Other                                             152            299
                                                -----         ------
                                                 $871         $2,459
                                                =====         ======

4    OTHER CURRENT LIABILITIES

Other current liabilities comprise ($ in thousands):

                                               DEC. 31,       JUNE 30,
                                                 1998           1998

Accrued expenses                                $ 455           $710
Value Added Tax payable                           305             41
Accrued payroll taxes & national insurance        103             98
Current portion of capital leases                  65             70
Deferred payments on Sunbelt acquisition          711              -
Other                                             129             68
                                              -------          -----
                                              $ 1,768           $987
                                              =======          =====

5    OTHER COMPREHENSIVE INCOME

An adjustment for foreign currency translation has been recorded to shareholders' equity as other comprehensive income, net of tax. The exchange rate changes recorded for the six months ended December 31, 1998 and 1997, were approximately $10,000 and $(18,000), respectively.

                          EUROPEAN MICRO HOLDINGS, INC.

6  EARNINGS PER SHARE

The calculation of earnings per share are detailed in the table below:


                                                       Three months ended                      Six months ended
                                                          December 31,                            December 31,
EARNINGS                                               1998           1997                     1998           1997

Net income ($ in thousands)                            $24            $669                     $746         $1,154
                                                      ====            ====                     ====         ======

     WEIGHTED AVERAGE NUMBER OF SHARES
Outstanding common stock during the period       4,933,900       4,000,000                4,933,900      4,000,000
                                                 ---------       ---------                ---------      ---------

Effect of dilutive stock options                    17,926               -                    8,963              -
                                                 ---------       ---------                ---------      ---------
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES        4,951,826       4,000,000                4,942,863      4,000,000
                                                 =========       =========                =========      =========
Basic earnings per share                             $0.00           $0.17                    $0.15          $0.29
                                                 =========       =========                =========      =========
Diluted earnings per share                           $0.00           $0.17                    $0.15          $0.29
                                                 =========       =========                =========      =========


During the three-month period ended December 31, 1998, the Company issued options to purchase 35,000 shares of its common stock at exercise prices ranging from $9.1875 to $11.00. The above dilutive earnings per share calculations exclude the effect of options to purchase 20,000 shares of common stock at $11.00 per share in the three-month period ended December 31, 1998, due to the fact they were anti-dilutive. The year-to-date period ended December 31, 1998, reflects only a pro-rata impact of all options as such options were anti-dilutive in the first quarter of fiscal 1999. Also see Note 8 related to contingently issuable shares related to an acquisition. The effect of such contingent shares has been excluded from the above dilutive earnings per share calculations as the conditions necessary for such contingent shares to be issued have not been met as of December 31, 1998, and further that no contingent shares would have been issuable if December 31, 1998, was also the end of the contingency period. The weighted average number of shares used in the 1997 periods reflect a retroactive adjustment to assume the 4,000,000 shares issued in January 1998 in exchange for the shares of European Micro Plc that were outstanding for the complete periods in 1997.

7    RELATED PARTY TRANSACTIONS

European Micro Holdings, Inc. belongs to a group of related companies (the "GROUP"). The Group is comprised of Technology Express, Inc. located in Nashville, Tennessee ("TECHNOLOGY EXPRESS"), American Surgical Supply Corp. of Florida d/b/a American Micro Computer Center in Miami, Florida ("AMERICAN MICRO COMPUTER CENTER") and, until August 1, 1997, Ameritech Exports Inc. located in Miami, Florida ("AMERITECH EXPORTS") and Ameritech Argentina S.A. located in Buenos Aires, Argentina ("AMERITECH ARGENTINA"). All members of the Group were owned and controlled by either of the two primary shareholders of European Micro Holdings, Inc., John B. Gallagher and/or Harry D. Shields and their families.

                          EUROPEAN MICRO HOLDINGS, INC.

7    RELATED PARTY TRANSACTIONS (CONTINUED)

The prices charged to members of the Group are lower than they would be in arms-length transactions. The members of the Group maintain buying arrangements which enables a Group member to purchase large job-lots at more competitive prices than would otherwise be possible and then immediately sell part of the purchase to the other Group members. In practical terms, the sales to related parties are to the distributors in a similar trade as European Micro Holdings, Inc. and these parties would not buy at higher prices.

Related party transactions are summarized as follows ($ in thousands):

                                                       Three months ended                      Six months ended
                                                          December 31,                            December 31,
                                                       1998           1997                     1998           1997

     SALES TO:
     American Micro Computer Center                    $389           $4,577                   $402        $10,413
     Technology Express                                 683               78                  2,186          3,582
                                                      -----           ------                  -----        -------
                                                     $1,072           $4,655                 $2,588        $13,995
                                                     ======           ======                 ======        =======
     PURCHASES FROM:
     American Micro Computer Center                    $130             $325                   $130           $325
     Technology Express                               1,113              392                 13,552          2,937
                                                      -----           ------                  -----        -------
                                                     $1,243             $717                $13,682         $3,262
                                                     ======           ======                 ======        =======

     OPERATING EXPENSES

     MANAGEMENT AND CONSULTANCY
     FEES PAID TO:
     American Micro Computer Center                      $-               $5                     $-            $18
     Technology Express                                   -               14                      -             26
                                                      -----           ------                  -----        -------
                                                         $-              $19                     $-            $44
                                                     ======           ======                 ======        =======

Due from related parties comprised the following balances ($ in thousands):

                                                    DEC. 31,       JUNE 30,
                                                      1998           1998

     American Micro Computer Center                   $331            $54
     Technology Express                                226            844
                                                    ------          -----
                                                      $557            898
                                                    ======          =====

                          EUROPEAN MICRO HOLDINGS, INC.

7    RELATED PARTY TRANSACTIONS (CONTINUED)

Due to related parties comprised of following balances ($ in thousands):

                                                    DEC. 30,       JUNE 30,
                                                      1998           1998

     American Micro Computer Center                     $2            $12
     Technology Express                                 56            226
                                                      ----           ----
                                                       $58           $238
                                                      ====           ====


There were no related party transactions between, or balances due to or from, the Company and Ameritech Argentina or Ameritech Exports for the three and six month periods ended December 31, 1998 and 1997.

The entities listed above are related to the Company in the following manner:

AMERICAN MICRO COMPUTER CENTER

American Micro Computer Center is a distributor of computer hardware based in Miami, Florida. John B. Gallagher who is Co-Chairman, Co-President, Director and shareholder (owning 39% of the outstanding shares) of European Micro Holdings, Inc., is the President of American Micro Computer Center and owns 50% of the outstanding shares of capital stock in that company.

TECHNOLOGY EXPRESS

Until 1996, Technology Express was a full service authorized reseller of computers and related products based in Nashville, Tennessee, selling primarily to end-users. Technology Express was sold to Inacom Computers in 1996. Concurrently with the sale, Mr. Shields founded a new computer company with the name Technology Express. This company is a distributor of computer products and does not sell to end-users. Harry D. Shields who is Co-Chairman, Co-President, Director and shareholder (owning 32% of the outstanding shares) of European Micro Holdings, Inc., is President of Technology Express and owns 100% of the outstanding shares of capital stock of that company.

AMERITECH ARGENTINA

Ameritech Argentina was an authorized distributor of Compaq, Hewlett Packard, IBM and Acer Computers and accessories in Argentina. Messrs. Shields and Gallagher were both Directors of Ameritech Argentina and each owned 50% of the outstanding shares of common stock until its sale on August 1, 1997.

AMERITECH EXPORTS

Ameritech Exports was an authorized distributor of Compaq computers and accessories into the Caribbean and certain parts of central and South America. Messrs. Shields and Gallagher were both Directors of Ameritech Exports and each owned 50% of the outstanding shares of common stock until its sale on August 1, 1997.

                          EUROPEAN MICRO HOLDINGS, INC.

8    ACQUISITION OF SUBSIDIARIES

On October 26, 1998, European Micro Plc, a wholly-owned subsidiary of European Micro Holdings, Inc. ("EUROPEAN MICRO"), acquired all of the outstanding shares of capital stock of Sunbelt (UK) Limited ("SUNBELT"), a company registered in England and Wales, from the shareholders of Sunbelt for the consideration described below. As a result of the acquisition, Sunbelt is a wholly-owned subsidiary of European Micro Plc. The Sunbelt purchase price (to be settled in pounds sterling) is comprised of a guaranteed portion and two contingent earn-out payments. The guaranteed portion of the purchase price, which was based upon Sunbelt's net book value at closing and a multiple of its fiscal year 1998 pre-tax earnings, was approximately $1.56 million. Of this guaranteed amount, approximately $600,000 was paid in cash at closing.

The unpaid balance of the guaranteed consideration includes a note payable to the former 40% Sunbelt shareholder in the amount of approximately $400,000 to be repaid in November 2005, subject to early repayment at the option of the noteholder at any time after June 1, 1999. Such note payable is secured by a cash account totaling $400,000 at December 31, 1998. The note payable and the cash balances are reflected on the accompanying consolidated condensed balance sheet at December 31, 1998, in restricted cash and other current liabilities, respectively.

The remainder of the unpaid guaranteed consideration of approximately $565,000, plus accrued interest, is to be paid in equal installments within ninety (90) days of the end of the first and second contingent earn-out periods as discussed below. The unpaid balance of the guaranteed purchase price is reflected in other current liabilities and other liabilities on the accompanying consolidated condensed balance sheet at December 31, 1998.

The purchase agreement also contains contingent purchase price provisions. The maximum contingent earn-out payments in the aggregate are two (2) times Sunbelt's fiscal year 1998 pre-tax earnings of approximately 424,000 pounds sterling (approximately $1.4 million). The first contingent payment of up to approximately $700,000 will be made if certain financial parameters are attained during the first contingent earn-out period which runs from November 1, 1998 to October 31, 1999, and if certain of the Sunbelt executives are still employed with the Company at the end of the first earn-out period. The second contingent payment of up to approximately $700,000 will be made if certain financial parameters are attained during the second contingent earn-out period which runs from November 1, 1999 to October 31, 2000. That portion of the first contingent earn-out payment related to employee retention, approximately $175,000, is being recognized by the Company over the course of the first contingent earn-out period as compensation expense. The remaining portion of the first contingent earn-out payment of approximately $525,000 and the second contingent earn-out payment have not been recognized in the accompanying consolidated condensed financial statements as the payment of such amounts are not, in the opinion of management, determinable beyond a reasonable doubt.

Within ninety (90) days of the end of first and second contingent earn-out periods, the first and second purchase price installment payments will be made. Such installment payments will each include one-half of the remaining 40%
guaranteed purchase price amounts, plus any amounts due under the first and second contingent earn-out payment provisions. The amounts due to the former 40% shareholder of Sunbelt will be satisfied by the issuance of a convertible loan note due six years after the date of issue, and subject to early prepayment at the option of the noteholder on any date after eight months from the date of issuance. The Company has the option of paying all future amounts due to the former Sunbelt shareholders in common stock of European Micro Holdings, Inc. The Company also entered into employment agreements with the two former shareholders of Sunbelt.

The acquisition of Sunbelt was accounted for as a purchase. The purchase price, subject to adjustment as described above and inclusive of transaction costs, of approximately $1.66 million exceeded the estimated fair market value of net assets acquired by approximately $1.48 million, which is being amortized on a straight-line basis over 25 years. The allocation of the purchase price and the determination of the estimated life of goodwill are preliminary. The results of operations of Sunbelt have been included in the accompanying financial statements from the date of acquisition.

Sunbelt, formerly privately held, is a distributor of microcomputer products to dealers, value-added resellers and mass merchants throughout Western Europe. Sunbelt's trading operations were integrated with and into the operations of European Micro Plc. Sunbelt's business of distributing its Nova brand products operates as a separate business entity consistent with past practice. Sunbelt was established in 1992 and is based in Wimbledon, England. For the fiscal year ended June 30, 1998, Sunbelt had total sales of approximately $16.5 million and pre-tax earnings of approximately $742,500.

                          EUROPEAN MICRO HOLDINGS, INC.

8    ACQUISITION OF SUBSIDIARIES (CONTINUED)

On November 12, 1998, European Micro Plc acquired the assets of H&B Trading International BV ("H&B"). Based in Holland, H&B was a privately held, independent, focused distributor of microcomputer products to the BENELUX countries - Belgium, Holland and Luxembourg. H&B had 1997 annual revenues of approximately $2 million. The acquisition of H&B was accounted for as a purchase. The base purchase price, subject to adjustment, of approximately $79,000 exceeded the estimated value of net assets acquired by approximately $58,000, which is being amortized on a straight-line basis over 25 years. The allocation of the purchase price and the determination of the estimated life of goodwill are preliminary. If certain financial performance criteria are met for the fiscal years ended June 30, 1999 and 2000, additional consideration of approximately $66,000 will be paid (to be settled in Dutch guilders). Such contingent consideration has not been reflected in the accompanying consolidated condensed financial statements. The results of operations of H&B have been included in the accompanying financial statements from the date of acquisition.

The following summarized unaudited pro forma financial information assumes the acquisition of Sunbelt occurred on July 1, 1997 ($ in thousands, except per share data):

                                                  Six Months Ended

                                   December 31, 1998          December 31, 1997
                                   -----------------          -----------------

Total net sales                         $64,162                    $52,990
                                        =======                    =======

Net earnings                               $803                     $1,152
                                           ====                     ======

Earnings per share:
   Basic                                  $0.16                      $0.29
                                          =====                      =====
   Diluted                                $0.16                      $0.29
                                          =====                      =====

The amounts are based on certain assumptions and estimates, and do not reflect any benefits from economies which might be achieved from the combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future operations.

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

      European Micro Holdings, Inc. was organized under the laws of the State of Nevada and is the parent of European Micro UK and Nor'easter. Nor'easter was organized under the laws of the State of Nevada on December 26, 1997 to serve as an independent distributor of microcomputer products in the United States. European Micro UK was organized under the laws of the United Kingdom in 1991 to serve as an independent distributor to customers mainly in Western Europe and to related parties in the United States. On January 31, 1998, European Micro Holdings, Inc. acquired one hundred percent (100%) of the issued and outstanding shares of ordinary stock of European Micro UK in consideration for the issuance of 4,000,000 newly issued shares of common stock, par value $0.01 per share (the "COMMON STOCK"), of European Micro Holdings, Inc. The 4,000,000 shares of Common Stock of European Micro Holdings, Inc. was issued to the shareholders of European Micro UK on a pro rata basis in accordance with such shareholders' respective ownership interest in European Micro UK. As a result of the exchange, the shareholders of European Micro UK together received all of the issued and outstanding shares of Common Stock of European Micro Holdings, Inc. prior to the consummation of its initial public offering. These shareholders were John B. Gallagher, Harry D. Shields, Thomas H. Minkoff, as trustee of the Gallagher

Family Trust, and Stuart S. Southard and Robert H. True, as Trustees of the 1997 Henry Daniel Shields Irrevocable Educational Trust. In addition, European Micro UK became a wholly-owned subsidiary of European Micro Holdings, Inc.

      European Micro UK is the parent of European Micro GmbH (formerly known as European Micro Computer Center GmbH) ("EUROPEAN MICRO GERMANY"), Sunbelt (UK) Limited ("SUNBELT") and European Micro B.V. ("EUROPEAN MICRO HOLLAND") and has a 50% joint venture interest in Big Blue Europe, B.V. ("BIG BLUE EUROPE"). European Micro Germany was organized under the laws of Germany in 1993 and operates as a sales office in Dusseldorf, Germany. All products sold by European Micro Germany are procured and shipped from the facilities of European Micro UK. On October 26, 1998, European Micro UK completed its acquisition of all of the outstanding shares of capital stock of Sunbelt. Sunbelt is a company registered in England and Wales which was established in 1992 and is based in Wimbledon, England. Sunbelt operates as a distributor of microcomputer products to dealers, value-added resellers and mass merchants throughout Western Europe. Except for the distribution of its Nova brand products, Sunbelt's distribution operations were integrated with and into the operations of European Micro UK, since the date of acquisition. Sunbelt continues to distribute its Nova line of products in accordance with past practice. European Micro Holland was formed in 1995 and recently acquired the assets of H&B Trading International B.V. ("H&B") from European Micro UK. European Micro UK acquired these assets on November 12, 1998. Big Blue Europe was organized under the laws of Holland in January 1997 and is a computer parts distributor with offices located near Amsterdam, Holland. Selling primarily to computer maintenance companies, Big Blue Europe has experienced growth in sales and the Company believes that Big Blue Europe is positioned to participate in the relatively high margin parts after-market industry. Big Blue Europe has no affiliation with International Business Machines Corporation.

      European Micro Holdings, Inc. was formed in December 1997 to serve as a holding company of the Subsidiaries. Its headquarters are located at 6073 N.W. 167th Street, Unit C-25, Miami, Florida 33015, and its telephone number is (305) 825-2458.

      The following organizational chart summarizes the relationships among European Micro Holdings, Inc., Nor'easter, European Micro UK, European Micro Germany, Big Blue Europe, Sunbelt and European Micro Holland.

[ORGANIZATIONAL CHART OMITTED]

                          EUROPEAN MICRO HOLDINGS, INC.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in the Company's Consolidated Condensed Statements of Earnings:


                                           PERCENTAGE OF NET SALES

                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                     DECEMBER 31,             DECEMBER 31,
                                     ------------             ------------

                                   1998        1997         1998        1997
                                   ----        ----         ----        ----

Net sales to third parties         96.3%       78.8%       95.6%       69.6%
Net sales to related parties        3.7%       21.2%        4.4%       30.4%

                                 -------     -------     -------     -------
Total net sales                   100.0%      100.0%      100.0%      100.0%
                                 -------     -------     -------     -------
Cost of goods sold to third
parties                           (88.5%)     (68.2%)     (86.7%)     (60.8%)
Cost of goods sold to related
parties                            (3.7%)     (20.3%)      (4.4%)     (29.7%)

                                 -------     -------     -------     -------
Total cost of goods sold          (92.2%)     (88.5%)     (91.1%)     (90.5%)
                                 -------     -------     -------     -------
Total gross profit                  7.8%       11.5%        8.9%        9.5%

Total operating expenses           (7.4%)      (6.3%)      (6.6%)      (5.4%)
                                 -------     -------     -------     -------
Operating profit                    0.4%        5.2%        2.3%        4.1%

Interest expense, net              (0.1%)      (0.6%)      (0.1%)      (0.4%)
Equity in income (loss) of
unconsolidated affiliate           (0.1%)      (0.1%)      (0.1%)       0.0%
                                 -------     -------     -------     -------
Income before income taxes          0.2%        4.5%        2.1%        3.7%
Income taxes                       (0.1%)      (1.6%)      (0.8%)      (1.2%)
                                 -------     -------    --------     -------
Net income                          0.1%        2.9%        1.3%        2.5%
                                 =======     =======    ========     =======

THREE-MONTH PERIOD ENDED DECEMBER 31, 1998 AND 1997

      TOTAL NET SALES. Total net sales increased $7 million, or 31.9%, from $22 million in the three-month period ended December 31, 1997 to $29 million in the comparable period in 1998. Excluding net sales to related parties, net sales increased $10.6 million, or 61.1%, from $17.3 million in the three-month period ended December 31, 1997 to $27.9 million in the comparable period in 1998. This increase was attributable to the addition of Sunbelt's trading sales (accounting for approximately $1.3 million), the additional sales from Sunbelt's Nova line of products (accounting for approximately $650,000), the start-up growth of Nor'easter which started its operations in February 1998 (accounting for approximately $7 million) and the growth of the Premier Dealers Club (accounting for approximately $1.6 million). There can be no assurance that the Company will be able to maintain the level of sales or sales growth achieved in this period because of seasonal variations in the demand for the products and services offered by the Company, the introduction of new hardware and software technologies and products offering improved features and functionality, the introduction of new products and services by the Company and its competitors, the loss or consolidation of a significant supplier or customer, changes in the level of operating expenses, inventory adjustments, product supply constraints and competitive conditions, including pricing, interest rate fluctuations, the impact of acquisitions, currency fluctuations and general economic conditions.

                          EUROPEAN MICRO HOLDINGS, INC.

      Net sales to related parties decreased $3.6 million in the three-month period ended December 31, 1998 from the comparable period in 1997. This decrease is primarily attributable to large purchases of computer peripherals made on behalf of related parties in the three-month period ended December 31, 1997 compared to the same period in 1998. In addition, the Company's purchases from related parties increased by $0.5 million in the three-month period ended December 31, 1998 from the comparable period in 1997. The related parties consist of a group of entities in which an ownership interest is held by either of the two primary shareholders of the Company, John B. Gallagher or Harry D. Shields. See "Note 7 to the Consolidated Condensed Financial Statements." In order to facilitate fast and efficient international transactions, each member of the group has acted as a supplier for, and purchaser from, the other members of the group. The group has attempted to price inter-group sales at one percent above the selling group member's cost, although the group has made numerous exceptions in times of short supply, to cover assembly costs and to reward certain group members for exceptional low-cost purchases. None of the members of the group are under any legal obligation to continue to act as a supplier for, or purchaser from, the other members of the group. If the Company is unable to sell product to the other members of the group, the Company's revenues will be significantly reduced and its business, financial condition and results of operations will be materially adversely affected. Likewise, the Company's business and results of operations will be materially adversely affected if the Company is unable to purchase product from the other members of the group (including Technology Express) when such product could be purchased from these group members at prices lower than available from other sources.

      GROSS PROFIT. Gross profit decreased $280,000 or 11.1 %, from $2.54 million in the three-month period ended December 31, 1997 to $2.26 million in the comparable period in 1998. Gross profit excluding related party transactions decreased $96,000, or 4.1%, from $2.35 million in the three-month period ended December 31, 1997 to $2.25 million in the comparable period in 1998. This decrease is primarily due to unusually aggressive pricing discounts given by manufacturers during this period which resulted in the Company incurring approximately $495,000 in inventory obsolescence provisions. In addition, this decrease is partially the result of a shift in market conditions which produced a downward pressure on margins due to currency fluctuations, product availability and changes in geographic pricing strategies of manufacturers and suppliers of the Company's products.

      Gross profit attributable to related party sales was $4,000 in the three-month period ended December 31, 1998. As discussed above, the mark-up on sales to related parties is typically one percent over cost. Therefore, the gross profit on sales to third parties is typically higher than the gross profit earned on sales to related parties. This represents a gross margin of approximately 0.5%. This is lower than the normal one percent due to the currency changes between the pound sterling and the U.S. dollar.

      Gross margin decreased by 370 basis points from 11.5% in the three-month period ended December 31, 1997 to 7.8% in the comparable period in 1998. Excluding related party transactions, gross margin decreased from 13.5% in the three-month period ended December 31, 1997 to 8.1% in the comparable period in 1998. The addition of Sunbelt's Nova line of products generally have a higher margin than other products which helped offset the decrease in gross margin for the Company's other products. During the period, the Nova line produced a gross margin of 26%. The decline in gross margin is related to the shift in market conditions and the inventory write-downs discussed above.

      Foreign exchange gains and losses moved from a loss of $255,000 in the three-month period ended December 31, 1997 to a loss of $52,000 in the comparable period in 1998. This favorable movement was attributable to the weakening of the pound sterling relative to other European currencies and the strengthening of the pound sterling against the U.S. dollar.

      OPERATING EXPENSES. Operating expenses as a percentage of total net sales increased from 6.3% in the three-month period ended December 31, 1997 to 7.4% in the comparable period in 1998. Operating expenses increased primarily due to the increase in administrative expenses incurred by European Micro Holdings, Inc. which began operations in January 1998. Such expenses included legal, accounting, public relations and other expenses typically incurred by a public company.

      INTEREST EXPENSE. Interest expense, net, decreased by $95,000 from $122,000 in the three-month period ended December 31, 1997 to $27,000 in the comparable period in 1998. This was attributable to decreased borrowing during the period because of the availability of the net proceeds from the Company's initial public offering.

      INCOME TAXES. Income taxes as a percentage of earnings before income taxes increased from 34.4% in the three-month period ended December 31, 1997 to 61.3% in the comparable period in 1998. During the period, European Micro UK had earned taxable income and accrued income taxes at its effective rate of 37.46%. European Micro Holdings, Inc. and Nor'easter had a taxable loss during the

                          EUROPEAN MICRO HOLDINGS, INC.

period, resulting in a tax credit. On a consolidated basis, the effect of the taxes paid by European Micro UK and the tax credit by European Micro Holdings, Inc. and Nor'easter resulted in an increase in income taxes as a percentage of earnings before income taxes. The Company's effective income tax rate may increase or decrease in the future as a result of the Company's product mix and variations in the countries to which the Company sells its products.

      INTEREST IN JOINT VENTURE. The Company's share of loss from Big Blue Europe increased from $14,000 in the three-month period ended December 31, 1997 to $19,000 in the comparable period in 1998. While Big Blue Europe's net sales increased $65,000 during the quarter, the reduction in earnings was attributed to an increased provision for inventory obsolescence.

SIX-MONTH PERIOD ENDED DECEMBER 31, 1998 AND 1997

      TOTAL NET SALES. Total net sales increased $12.2 million, or 26.5%, from $46.1 million in the six-month period ended December 31, 1997 to $58.3 million in the comparable period in 1998. Excluding net sales to related parties, net sales increased $23.6 million, or 73.5%, from $32.1 million in the six-month period ended December 31, 1997 to $55.7 million in the comparable period in 1998. This increase was attributable to general sales growth (accounting for approximately $4.6 million), the addition of Sunbelt's trading sales of (accounting for approximately $1.3 million), the additional sales from Sunbelt's Nova line of products (accounting for approximately $650,000), the start-up growth of Nor'easter which started its operations in February 1998 (accounting for approximately $14 million), and the growth of the Premier Dealers Club (accounting for approximately $3.1 million). There can be no assurance that the Company will be able to maintain the level of sales or sales growth achieved in this period because of seasonal variations in the demand for the products and services offered by the Company, the introduction of new hardware and software technologies and products offering improved features and functionality, the introduction of new products and services by the Company and its competitors, the loss or consolidation of a significant supplier or customer, changes in the level of operating expenses, inventory adjustments, product supply constraints and competitive conditions, including pricing, interest rate fluctuations, the impact of acquisitions, currency fluctuations and general economic conditions.

      Net sales to related parties decreased $11.4 million in the six-month period ended December 31, 1998 from the comparable period in 1997. This decrease is primarily attributable to large purchases of computer peripherals made on behalf of related parties in the six-month period ended December 31, 1997 compared to the same period in 1998. In addition, the Company's purchases from related parties increased by $10.4 million in the six-month period ended December 31, 1998 from the comparable period in 1997. The related parties consist of a group of entities in which an ownership interest is held by either of the two primary shareholders of the Company, John B. Gallagher or Harry D. Shields. See "Note 7 to the Consolidated Condensed Financial Statements." In order to facilitate fast and efficient international transactions, each member of the group has acted as a supplier for, and purchaser from, the other members of the group. The group has attempted to price inter-group sales at one percent above the selling group member's cost, although the group has made numerous exceptions in times of short supply, to cover assembly costs and to reward certain group members for exceptional low-cost purchases. None of the members of the group are under any legal obligation to continue to act as a supplier for, or purchaser from, the other members of the group. If the Company is unable to sell product to the other members of the group, the Company's revenues will be significantly reduced and its business, financial condition and results of operations will be materially adversely affected. Likewise, the Company's business and results of operations will be materially adversely affected if the Company is unable to purchase product from the other members of the group (including Technology Express) when such product could be purchased from these group members at prices lower than available from other sources.

      GROSS PROFIT. Gross profit increased $820,000, or 18.8 %, from $4.4 million in the six-month period ended December 31, 1997 to $5.2 million in the comparable period in 1998. Gross profit excluding related party transactions increased $1.1 million, or 26.5%, from $4.1 million in the six-month period ended December 31, 1997 to $5.2 million in the comparable period in 1998. This increase is primarily due to the general increase in sales volume which was partially offset by the inventory write-downs discussed in the results for the three-months ended December 31, 1998.

      Gross profit attributable to related party sales was $22,000 in the six-month period ended December 31, 1998. As discussed above, the mark-up on sales to related parties is typically one percent over cost. Therefore, the gross profit on sales to third parties is typically higher than the gross profit earned on sales to related parties. This represents a margin of approximately 0.86%. This is lower than the normal one percent due to the currency changes between the pound sterling and the U.S. dollar.

                          EUROPEAN MICRO HOLDINGS, INC.

      Gross margin decreased by 60 basis points from 9.5% in the six-month period ended December 31, 1997 to 8.9% in the comparable period in 1998. Excluding related party transactions, gross margin decreased from 12.8% in the six-month period ended December 31, 1997 to 9.3% in the comparable period in 1998. This change is related to the shift in market conditions and the inventory write-downs discussed above.

      Foreign exchange gains and losses moved from a loss of $232,000 in the six-month period ended December 31, 1997 to a loss of $184,000 in the comparable period in 1998. This favorable movement was attributable to the weakening of the pound sterling relative to other European currencies and the strengthening of the pound sterling against the U.S. dollar.

      OPERATING EXPENSES. Operating expenses as a percentage of total net sales increased from 5.4% in the six-month period ended December 31, 1997 to 6.6% in the comparable period in 1998. Operating expenses increased primarily due to the increase in administrative expenses related to European Micro Holdings, Inc., which began operations in January 1998. Such expenses included legal, accounting, public relations and other expenses typically incurred by a public company.

      INTEREST EXPENSE. Interest expense, net, decreased by $150,000 from $223,000 in the six-month period ended December 31, 1997 to $73,000 in the comparable period in 1998. This was attributable to decreased borrowing during the period because of the availability of the net proceeds from the Company's initial public offering.

      INCOME TAXES. Income taxes as a percentage of earnings before income taxes increased from 32.5% in the six-month period ended December 31, 1997 to 38.7% in the comparable period in 1998. During the period, European Micro UK had earned taxable income and accrued income taxes. European Micro Holdings, Inc. and Nor'easter had a taxable loss during the period, resulting in a tax credit. On a consolidated basis, the effect of the taxes paid by European Micro UK and the tax credit by European Micro Holdings, Inc. and Nor'easter resulted in an increase in income taxes as a percentage of earnings before income taxes. The Company's effective income tax rate may increase or decrease in the future as a result of the Company's product mix and variations in the countries to which the Company sells its products.

      INTEREST IN JOINT VENTURE. The Company's share of income or loss from Big Blue Europe decreased from income of $21,000 in the six-month period ended December 31, 1997 to a loss of $47,000 in the comparable period in 1998. This reduction in earnings is attributed to an increased provision for inventory obsolescence and a reduction in total sales.

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

LIQUIDITY AND CAPITAL RESOURCES

      Short-term working capital requirements are funded by a combination of short-term revolving lines of credit provided by National Westminster Bank Plc together with accounts receivable financing provided by Lombard NatWest. Short-term obligations must be repaid within one year. One line of credit and the accounts receivable facilities are set and reviewed annually. The interest rate on these facilities is based on a mark-up over the bank borrowing rate in the United Kingdom. This line of credit facility was $830,000 in fiscal 1997 and was increased to $2.0 million during fiscal 1998. The accounts receivable financing provides financing for up to 85% of trade receivables. In June 1998, the Company obtained a second short-term line of credit which is secured by the Company's inventory. This facility allows the Company to borrow up to $5.8 million to assist in the purchase of inventory.

      Long-term funding is supplied to the Company in the form of automobile capital lease agreements. Long-term obligations are due for repayment in more than one year. These agreements are made through both Lloyds Bowmaker and NatWest Vehicle Solutions, and are secured by vehicles owned by the Company. The agreements are usually for 36 months from the date of purchase and are typically

                          EUROPEAN MICRO HOLDINGS, INC.

for 80% of the purchase value of the vehicle. As of December 31, 1998, the borrowings were $119,000, of which $54,000 was due after more than one year.

      European Micro's typical principal need for additional working capital in fiscal 1999 is expected to be for the purchase of additional inventory to support growth and to take advantage of cash discounts offered by certain of European Micro's suppliers for early payment. Working capital will also be needed for expansion purposes, including acquisitions. European Micro expects to obtain cash for these purposes through its internal cash flow and its existing bank credit lines, but there can be no assurance that financing will be available on terms acceptable to European Micro. The unavailability of such financing could adversely affect the Company's business, financial condition and results of operations.

      Net cash used in operating activities during the six-month period to December 31, 1998 amounted to $3.5 million. Significant factors in the use of cash were a decrease in trade payables, net of effects from acquisitions, of $2.1 million and an increase in inventory, net of effects from acquisitions, of $3.6 million. The decrease in payables was largely attributable to paying down the large payables balance that was acquired in the Sunbelt acquisition. The increase in inventory was largely attributable to large quantity purchases of computer products at prices which the Company considered to be favorable. The amount of cash used in the Company's operations was partially offset by net income in the period of $746,000, cash generated from a decrease in trade and discounted receivables, net of effects from acquisitions of $900,000, and a reduction in other current assets primarily related to the prepayment of inventory at June 30, 1998 of $1.4 million.

      Cash used in investing activities amounted to $800,000, consisting of expenditures on fixed assets of $166,000 and the acquisition of Sunbelt of $570,000 ($700,000 less cash acquired of $130,000) and H&B of $79,000. See "Note
8 to the Consolidated Condensed Financial Statements."

      Cash provided by financing activities was $4.55 million, of which $4.61 million was provided by an increase in the Lombard NatWest accounts receivable financing facility. Cash was used for repayments of capital leases of $30,000 and additional expenses associated with the initial public offering of $25,000.

      Overall, the Company experienced a net increase in cash of $259,000 for the six-month period ended December 31, 1998, which is after the impact of exchange rates of $10,000.

ASSET MANAGEMENT

      INVENTORY. European Micro's goal is to achieve high inventory turns and to maintain a low level of inventory on hand and thereby reduce European Micro's working capital requirements. European Micro's strategy to achieve this goal is to both effectively manage its inventory and achieve high order fill rates. Inventory levels may vary from period to period, due to many factors, including increases or decreases in sales levels, European Micro's practice of making large-volume purchases when it deems such purchases to be attractive, new products and changes in European Micro's product mix.

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

CURRENCY RISK MANAGEMENT

      REPORTING CURRENCY. European Micro Holdings, Inc.'s and Nor'easter's reporting and functional currency, as defined by Statement of Financial
Accounting Standards No. 52, is the United States dollar. The functional currency of European Micro UK is the United Kingdom pound sterling. European Micro UK translates into the reporting currency by measuring assets and liabilities using the exchange rates in effect at the balance sheet date and results of operations using the average exchange rates prevailing during the period.

                          EUROPEAN MICRO HOLDINGS, INC.

      HEDGING AND CURRENCY MANAGEMENT ACTIVITIES. European Micro Holdings, Inc. does not engage in hedging activities to guard against currency fluctuations between the United Kingdom pound sterling and the United States dollar. Because the functional currency of European Micro Holdings, Inc.'s main operating subsidiary, European Micro UK, is the United Kingdom pound sterling, currency fluctuations of the pound sterling relative to the U.S. dollar may have a material adverse effect on the Company's business, financial condition and results of operations. European Micro Holdings, Inc. may engage in hedging activities in the future, although no assurances can be given that it will engage in such activities and if it does so that such activities will be successful.

      European Micro UK recognizes that it has currency exposure when transactions are consummated in currency other than the pound sterling. For example, for the quarter ended December 31, 1998, purchases of inventory by European Micro UK were in the United Kingdom pound sterling (28%), German Mark (9%), United States dollar (53%), Canadian dollar (7%) and other (3%). The most significant currencies in which sales were made, other than the pound sterling (50%), were the German Mark (17%), Dutch guilder (10%), French franc (10%) and others (13%). Additionally, receivables are also significantly spread out over several currencies. Lastly, to the extent that bank balances are maintained in different currencies that would also be subject to fluctuations against the pound sterling.

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

ECONOMIC AND MONETARY UNION

      On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "euro." These countries adopted the euro as their common legal currency on that date. The euro is trading on currency exchanges and is available for non-cash transactions. Until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the euro is scheduled to replace the sovereign legal currencies of these countries. Through the operations of European Micro UK, the Company has significant operations within the European Union, including many of the countries which adopted the euro. The Company is evaluating the impact the euro will have on its continuing business operations and no assurances can be given that the euro will not have a material adverse effect on the Company's business, financial condition and results of operations. However, the Company does not expect the euro to have a material effect on its competitive position as a result of price transparency within the European Union because the Company does not rely on currency imbalances in purchasing inventory from within the European Union. Moreover, the Company has updated its information technology to accommodate the adoption of the euro. The costs incurred in evaluating and updating this information technology was not material. In addition, the Company cannot accurately predict the impact the euro will have on currency exchange rates or the Company's currency exchange rate risk. The Internal Revenue Service ("IRS") has requested comments on various tax issues raised by the euro conversion. The IRS is expected to publish guidelines on this issue soon and, until such time, the Company cannot predict whether the IRS guidelines will have any tax consequences on the Company.

YEAR 2000 ISSUES

      Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the Year 2000. If not corrected in the computer applications of the Company or its suppliers and customers, this problem may cause computer applications to fail or to create erroneous results by or at the Year 2000. In 1998, the Company initiated a plan ("Plan") to identify, assess and remediate Year 2000 issues within each of its significant computer programs and certain equipment which contain micro-processors. The Company has divided the Plan into five major phases - assessment, planning, conversion, implementation and testing. After completing the assessment and planning phases in the prior year, the Company is currently in the conversion, implementation and testing phases. The Plan addresses each subsidiary differently. All computer equipment, software and other non-information technology equipment owned by Nor'easter was Year 2000 compliant when purchased and therefore the costs of conversion and remediation are expected to be

                          EUROPEAN MICRO HOLDINGS, INC.

minimal. European Micro UK is in the process of obtaining assurances from manufacturers of all of its computer equipment, software and other non-information technology equipment as to whether they are Year 2000 compliant. Any non-compliant software or hardware will be upgraded or replaced. The Company expects to complete the conversion, implementation and testing phases by September 1999. The Company has budgeted an aggregate of $60,000 to cover these costs. The Company does not generally sell software products and therefore the Company does not expect its products to be affected by the Year 2000 problem.

      The Company is evaluating the impact the Year 2000 problem will have on its suppliers, customers, financial institutions, freight carriers and general economic infrastructure. The Company is not highly dependent upon any single supplier or customer and therefore does not expect the failure of the Company's suppliers and customers to correct the Year 2000 problem to have a material adverse effect on the Company's business, financial condition and results of operations. The Company is dependent upon financial institutions, freight carriers and general economic infrastructure. The Company has received varying information from these outside parties regarding their state of readiness for the Year 2000 problem. The Company is formulating contingency plans to implement in the event these parties fail to address the Year 2000 problem. The Company expects such plans to be completed in September 1999.

      The Company's failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations, liquidity and financial condition. The Company's ability to insulate itself from the Year 2000 problem is limited due to the Company's inability to accurately gauge the readiness of its suppliers, customers, financial institutions, freight carriers and general economic infrastructure. Accordingly, the Company cannot accurately anticipate or quantify the impact of the Year 2000 problem or determine whether the failure to correct the Year 2000 problem will have a material adverse effect on the Company's operations, liquidity or financial condition.

RELATED PARTY SALES

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

      In the three- and six-month periods ended December 31, 1998, European Micro UK benefited from low mark-up purchases from the other members of the group by $1.0 million and $10.0 million, respectively, and Nor'easter by $0.2 million and $3.6 million, respectively. European Micro's sales to the related parties during the three-month period ended December 31, 1998 decreased $3.6 million from $4.7 million to $1.1 million and for the six-month period ended December 31, 1998 decreased $11.4 million from $14.0 million to $2.6 million. The primary reasons for this reduction in related party sales is due to the availability of product at prices in the United States more favorable than other sources of supply. While the average margin on these sales was approximately 1% compared to an average margin of approximately 8.5% on sales to unrelated third parties during the same period, such margin was sufficient to cover the costs incurred by the Company in purchasing such products on behalf of the group. Significantly, European Micro was able to enjoy the marginal benefits from the lower cost of the remaining product for its sales. See "Note 7 to the Consolidated Condensed Financial Statements."

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

                          EUROPEAN MICRO HOLDINGS, INC.

      The Company places all foreign exchange forward contracts with Global Financial Markets, a division of the National Westminster Bank Plc, a leading European bank.

                          EUROPEAN MICRO HOLDINGS, INC.

EXCHANGE RATE SENSITIVITY

      On December 31, 1998, the Company did not have any open forward exchange contracts. Losses in respect of the foreign exchange transactions were as follows ($ in thousands):

                                  Three Months                Six Months
                               Ended December 31,          Ended December 31,
                               1998         1997           1998         1997
                            ----------------------------------------------------

Loss on foreign exchange
transactions                  ($52)       ($255)          ($184)       ($232)

                          =========    =========       =========    =========

                          EUROPEAN MICRO HOLDINGS, INC.


PART II

ITEM 1.   LEGAL PROCEEDINGS.

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          (a), (b), (c) and (d).  None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) The Company held its 1998 Annual Meeting of Stockholders on November 16, 1998.

      (b) At the annual meeting, the stockholders re-elected the Class 1 directors named in the following table by the vote set forth in such table for a three-year term to expire in 2001. The names of the directors whose terms of office as directors continued after the meeting were: John B. Gallagher, Jr., Harry D. Shields, Barrett Sutton and Kyle Saxon.

         NAME:                    FOR:             AGAINST:        WITHHELD:
         -----                    ----             --------        ---------
         Bernadette Spofforth     4,535,574        0               1,000
         Laurence Gilbert         4,535,574        0               1,000

      (c) The only matter voted upon at the Annual Meeting of Stockholders was the election of the directors mentioned in the above table. Such table also sets forth the number of votes for, against or withheld for such directors.

      (d) None.

      The foregoing matters are described in detail in the Company's Proxy Statement dated October 30, 1998 for the 1998 Annual Meeting of Stockholders.

ITEM 5.     OTHER INFORMATION.

      On October 26, 1998, European Micro UK acquired all of the outstanding shares of capital stock of Sunbelt from the shareholders of Sunbelt for the consideration described below. As a result of the acquisition, Sunbelt is a wholly-owned subsidiary of European Micro UK. The Sunbelt purchase price (to be settled in pounds sterling) is comprised of a guaranteed portion and two contingent earn-out payments. The guaranteed portion of the purchase price, which was based upon Sunbelt's net book value at closing and a multiple of its fiscal year 1998 pre-tax earnings, was approximately $1.56 million. Of this guaranteed amount, approximately $600,000 was paid in cash at closing.

      The unpaid balance of the guaranteed consideration includes a note payable to the former Sunbelt shareholder in the amount of approximately $400,000 to be repaid in November 2005, subject to early repayment at the option of the noteholder at any time after June 1, 1999. Such note payable is secured by a cash account totaling $400,000 at December 31, 1998. The note payable and the cash balances are reflected on the accompanying consolidated condensed balance sheet at December 31, 1998, in restricted cash and other current liabilities, respectively.

      The  remainder of the unpaid  guaranteed  consideration  of  approximately
$565,000, plus accrued interest, is to be paid in equal installments within ninety (90) days of the end of the first and second contingent earn-out periods as discussed below. The unpaid balance of the guaranteed purchase price is reflected in other current liabilities and other liabilities on the accompanying consolidated condensed balance sheet at December 31, 1998.

      The purchase agreement also contains contingent purchase price provisions. The maximum contingent earn-out payments in the aggregate are two (2) times Sunbelt's fiscal year 1998 pre-tax earnings of approximately 424,000 pounds sterling (approximately $1.4 million). The first contingent payment of up to approximately $700,000 will be made if certain financial parameters are attained during the first contingent earn-out period which runs from November 1, 1998 to

                          EUROPEAN MICRO HOLDINGS, INC.

October 31, 1999, and if certain of the Sunbelt executives are still employed with the Company at the end of the first earn-out period. The second contingent payment of up to approximately $700,000 will be made if certain financial parameters are attained during the second contingent earn-out period which runs from November 1, 1999 to October 31, 2000. That portion of the first contingent earn-out payment related to employee retention, approximately $175,000, is being recognized by the Company over the course of the first contingent earn-out period as compensation expense. The remaining portion of the first contingent earn-out payment of approximately $525,000 and the second contingent earn-out payment have not been recognized in the accompanying consolidated condensed financial statements as the payment of such amounts are not, in the opinion of management, determinable beyond a reasonable doubt.

      Within ninety (90) days of the end of first and second contingent earn-out periods, the first and second purchase price installment payments will be made. Such installment payments will each include one-half of the remaining 40%
guaranteed purchase price amounts, plus any amounts due under the first and second contingent earn-out payment provisions. The amounts due to the former 40% shareholder of Sunbelt will be satisfied by the issuance of a convertible loan note due six years after the date of issue, and subject to early prepayment at the option of the noteholder on any date after eight months from the date of issuance. The Company has the option of paying all future amounts due to the former Sunbelt shareholders in common stock of European Micro Holdings, Inc. The Company also entered into employment agreements with the two former shareholders of Sunbelt.

      The acquisition of Sunbelt was accounted for as a purchase. The purchase price, subject to adjustment as described above and inclusive of transaction costs, of approximately $1.66 million exceeded the estimated fair market value of net assets acquired by approximately $1.48 million, which is being amortized on a straight-line basis over 25 years. The allocation of the purchase price and the determination of the estimated life of goodwill are preliminary. The results of operations of Sunbelt have been included in the accompanying financial statements from the date of acquisition.

      Sunbelt, formerly privately held, is a distributor of microcomputer products to dealers, value-added resellers and mass merchants throughout Western Europe. Sunbelt's trading operations were integrated with and into the operations of European Micro UK. Sunbelt's business of distributing its Nova brand products operates as a separate business entity consistent with past practice. Sunbelt was established in 1992 and is based in Wimbledon, England. For the fiscal year ended June 30, 1998, Sunbelt had total sales of approximately $16.5 million and pre-tax earnings of approximately $742,500.

      On November 12, 1998, European Micro UK acquired the assets of H&B. Based in Holland, H&B was a privately held, independent, focused distributor of microcomputer products to the BENELUX countries - Belgium, Holland and Luxembourg. H&B had 1997 annual revenues of approximately U.S. $2 million. The acquisition of H&B was accounted for as a purchase. The base purchase price, subject to adjustment, of approximately $79,000 exceeded the estimated value of net assets acquired by approximately $58,000, which is being amortized on a straight-line basis over 25 years. The allocation of the purchase price and the determination of the estimated life of goodwill are preliminary. If certain financial performance criteria are met for the fiscal years ended June 30, 1999 and 2000, additional consideration of approximately $66,000 will be paid (to be settled in Dutch guilders). Such contingent consideration has not been reflected in the accompanying consolidated condensed financial statements. The results of operations of H&B have been included in the accompanying financial statements from the date of acquisition.

                          EUROPEAN MICRO HOLDINGS, INC.

      The following summarized unaudited pro forma financial information assumes the acquisition of Sunbelt occurred on July 1, 1997 ($ in thousands, except per share data):

                                              SIX MONTHS ENDED

                                  DECEMBER 31,              DECEMBER 31,
                                     1998                       1997
                                     ----                       ----

Total net sales                    $64,162                    $52,990

Net earnings                          $803                     $1,152

Earnings per share:
   Basic                             $0.16                      $0.29

   Diluted                           $0.16                      $0.29

      The amounts are based on certain assumptions and estimates, and do not reflect any benefits from economies which might be achieved from the combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   EXHIBITS.

EXHIBIT
NO.      DESCRIPTION                        LOCATION
-------  -----------                        --------

  2.01   Agreement for the Acquisition of   Incorporated by reference to
         Sunbelt (UK) Limited by European   Exhibit 2.01 to Registrant's
         Micro Plc dated October 26, 1998   Form 10-Q for the quarter
                                            ended September 30, 1998.

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

  3.02   Certificate of Amendment of        Incorporated by reference to
         Articles of Incorporation          Exhibit 3.02 to Registrant's
                                            Form  10-Q  for  the  quarter
                                            ended March 31, 1998.

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

                          EUROPEAN MICRO HOLDINGS, INC.
EXHIBIT
NO.      DESCRIPTION                        LOCATION
-------  -----------                        --------

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

 10.11   Contract of Employment             Incorporated by reference to
         between Laurence Gilbert and       Exhibit No. 10.11 to the
         European Micro UK dated March 14,  Registration Statement.
         1998

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

                          EUROPEAN MICRO HOLDINGS, INC.
EXHIBIT
NO.      DESCRIPTION                        LOCATION
-------  -----------                        --------

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

 10.18   Form of Credit Agreement by and    Incorporated by reference to
         between European Micro UK and      Exhibit No. 10.18 to the
         National Westminster Bank Plc      Annual Report on Form 10-K
                                            for the fiscal year ended June 30,
                                            1998 filed with the Commission on
                                            September 28, 1998.

 10.19   Consulting Contract dated          Incorporated by reference to
         September 10, 1998 by and between Exhibit 10.19 to Registrant's Form European Micro Holdings, Inc. and 10-Q for the quarter ended
         The Equity Group                   September 30, 1998.

 10.20   Service Agreement dated October    Incorporated by reference to
         28, 1998 by and between European   Exhibit 10.20 to Registrant's Form
         Micro Holdings, Inc. and Michael   10-Q for the quarter ended
          Gesner                            September 30, 1998.

 10.21   Service Agreement dated October    Incorporated by reference to
         28, 1998 by and between European   Exhibit 10.21 to Registrant's Form
         Micro Plc and Gerard O'Rourke      10-Q for  the quarter ended
                                            September 30, 1998.

 11.01   Statement re: Computation of       Provided herewith.
         Earnings

 15.01   Letter re: Unaudited Financial     Not applicable.
         Information

 18.01   Letter re Change in Accounting     Not applicable.
         Principles

 19.01   Report Furnished to Security       Not applicable.
         Holders

 22.01   Published Report Regarding         Not applicable.
         Matters Submitted to Vote of
         Security Holders

 23.01   Consents of experts and counsel    Not applicable.

 24.01   Power of Attorney                  Not applicable.

 27.01   Financial Data Schedule            Provided herewith.


(b)   REPORTS ON FORM 8-K.

      Registrant filed a Current Report on Form 8-K dated November 10, 1998 to disclose the acquisition of Sunbelt (UK) Ltd. This Form 8-K was amended on January 8, 1999 to delete any reference that the Company intends to provide any financial information required by Item 7 of Form 8-K because it determined that Sunbelt is not a "significant" business under Rule 11-01(b) of Regulation S-X.

      Subsequent to the amended filing, the Company's independent accountants determined that Sunbelt would be deemed to be a "significant" business under Rule 11-01(b) of Regulation SX. The Company intends to report such financial information in an amended Form 8-K.

                          EUROPEAN MICRO HOLDINGS, INC.



                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 16, 1999            EUROPEAN MICRO HOLDINGS, INC.


                                    By: /s/ Harry D. Shields
                                        --------------------
                                        Harry D. Shields, Co-President