Form 10-Q
period 1999-03-31
EUROPEAN MICRO HOLDINGS INC
filed 1999-05-17
CIK 1052914

EUROPEAN MICRO HOLDINGS, INC.

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)

   |X| Quarterly  Report Pursuant to Section 13 or 15(d) of Securities  Exchange
       Act of 1934.

                  For the quarterly period ended March 31, 1999

   |_| Transition  report under Section 13 or 15(d) of the  Securities  Exchange
       Act of 1934 (No Fee Required)

               For the transition period from _______ to _______.

                          Commission File No. 333-44393

                          EUROPEAN MICRO HOLDINGS, INC.
                (Name of Registrant as Specified in Its Charter)

Nevada                                                 65-0803752
------                                                 ----------
(State or Other Jurisdiction of Incorporation          (I.R.S. Employer
or Organization                                        Identification No.)

6073 N.W. 167th Street, Unit C-25, Miami, Florida      33015
-------------------------------------------------      -----
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

     There were 4,933,900 shares of Common Stock, par value $0.01 per share, outstanding as of May 14, 1999.

                         EUROPEAN MICRO HOLDINGS, INC.

PART I


FINANCIAL INFORMATION
---------------------


ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

                   Index to Consolidated Financial Statements

Consolidated Condensed Balance Sheets as of March 31, 1999 and
June 30, 1998                                                              3

Consolidated Condensed Statements of Earnings for the three
   and nine months ended March 31, 1999 and 1998                           4

Consolidated Statement of Changes in Shareholders' Equity
   for the nine months ended March 31, 1999                                5

Consolidated Condensed Statements of Cash Flows for the nine months
   ended March 31, 1999 and 1998                                           6

Notes to Consolidated Condensed Financial Statements                       8

                         EUROPEAN MICRO HOLDINGS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                ($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                          (UNAUDITED)
                                                          MAR. 31, 1999    JUNE 30, 1998
                        ASSETS
CURRENT ASSETS:
  Cash                                                         $2,380           $5,012
  Restricted cash                                                 387                -
  Trade receivables, net                                        6,212            7,985
  Discounted trade receivables                                  7,853
                                                                                     -
  Due from related parties                                      2,568              898
  Inventories, net                                              8,853            1,715
  Deferred tax asset                                               40               26
  Prepaid expenses                                                401              304
  Other current assets                                            635            2,459
                                                          -----------      -----------
      TOTAL CURRENT ASSETS                                     29,329           18,399
  Property and equipment, net                                     672              611
  Excess of cost over acquired net assets, net                  1,622                -
  Investments in and advances to unconsolidated                   499              194
    affiliate
                                                          -----------      -----------
      TOTAL ASSETS                                            $32,122          $19,204
                                                          ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank line of credit                                            $540               $-
  Discount creditor                                             6,675                -
  Trade payables                                                3,769            1,638
  Other current liabilities                                     2,048              987
  Due to related parties                                        1,942              238
  Income taxes payable                                          2,477            2,577
                                                          -----------      -----------
      TOTAL CURRENT LIABILITIES                                17,451            5,440
  Long-term borrowings under capital leases                        60               84
  Other liabilities                                               274                -
                                                          -----------      -----------
      TOTAL LIABILITIES                                        17,785            5,524
                                                          ===========      ===========
Commitments & contingencies                                         -                -
SHAREHOLDERS' EQUITY:
  Preferred stock $0.01 par value shares: 1,000,000
    authorized, no shares issued and outstanding                    -                -
  Common stock $0.01 par value shares: 20,000,000
    authorized, shares issued and outstanding,                     49               49
    4,933,900
  Additional paid in capital                                    8,933            8,802
  Retained earnings                                             5,541            4,773
  Accumulated other comprehensive income                        (186)               56
                                                          -----------      -----------
      TOTAL SHAREHOLDERS' EQUITY                               14,337           13,680
                                                          -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $     32,122      $    19,204
                                                         ============      ===========

                         EUROPEAN MICRO HOLDINGS, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       (UNAUDITED)                  (UNAUDITED)
                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        MARCH 31,                    MARCH 31,
                                                    1999           1998          1999          1998
SALES:
Net sales                                           $ 31,269       $27,422       $86,990       $59,571
Net sales to related parties                           7,196        11,708         9,783        25,667
                                                    --------       -------       -------       -------
      Total net sales                                 38,465        39,130        96,773        85,238
                                                    --------       -------       -------       -------
COST OF GOODS SOLD:
Cost of goods sold                                  (28,388)      (20,936)      (78,927)      (48,990)
Cost of goods sold to related parties                (7,148)      (11,613)       (9,714)      (25,287)
                                                    --------       -------       -------       -------
       Total cost of goods sold                     (35,536)      (32,549)      (88,641)      (74,277)
                                                    --------       -------       -------       -------
GROSS PROFIT                                           2,929         6,581         8,132        10,961

OPERATING EXPENSES:
Selling, general and administrative
  expenses                                           (2,831)       (2,842)       (6,698)       (5,248)
Expenses attributable to related parties                 (0)          (31)           (0)         (104)
                                                    --------       -------       -------       -------
      Total operating expenses                       (2,831)       (2,873)       (6,698)       (5,352)
                                                    --------       -------       -------       -------
OPERATING PROFIT                                          98         3,708         1,434         5,609

Interest expense, net                                   (77)         (117)         (150)         (328)
Equity in net income (loss)
  of unconsolidated affiliate                              2             2          (45)            23
                                                    --------       -------       -------       -------
INCOME BEFORE INCOME TAXES                                23         3,593         1,239         5,304

  Income taxes                                           (1)       (1,213)         (471)       (1,770)
                                                    --------       -------       -------       -------
NET INCOME                                               $22        $2,380          $768        $3,534
                                                    ========       =======       =======       =======
NET INCOME PER SHARE - BASIC                            $.00          $.60          $.15          $.88
                                                    ========       =======       =======       =======
NET INCOME PER SHARE - DILUTED                          $.00          $.60          $.15          $.88
                                                    ========       =======       =======       =======

                         EUROPEAN MICRO HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                ($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                             ACCUMULATED
                                                            ADDITIONAL                             OTHER             TOTAL
                                                               PAID IN      RETAINED       COMPREHENSIVE     SHAREHOLDERS'
                                        COMMON STOCK           CAPITAL      EARNINGS              INCOME            EQUITY
                                     SHARES      AMOUNT

Balance at June 30, 1998           4,933,900        $49          8,802         4,773                  56           $13,680

Net income                                 -          -              -           768                   -               768

Other comprehensive
   income, net of tax, for
   foreign currency
   translation adjustment                  -          -              -             -               (242)             (242)

Total comprehensive income                 -          -              -             -                   -               526

Additional initial public
   offering expenses                       -          -           (25)             -                   -              (25)

Compensation charge in
   relation to share options
   issued to non-employees                 -          -            156             -                   -               156
                                   ---------     ------         ------        ------              ------           -------
Balance at March 31, 1999          4,933,900        $49          8,933         5,541               (186)           $14,863
                                   =========     ======         ======        ======              ======           =======

                         EUROPEAN MICRO HOLDINGS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                         (UNAUDITED)
                                                      NINE MONTHS ENDED
                                                          MARCH 31,
                                                       1999            1998
OPERATING ACTIVITIES:
Net income                                               $768           $3,534
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH USED IN
  OPERATING ACTIVITIES
  Depreciation and amortization                           278              120
  Provision for deferred taxes                           (14)             (57)
  Equity in net loss (income) of
      unconsolidated affiliate                             45             (23)
  Compensation charge for non-employee
      stock options                                       156                -
CHANGES IN ASSETS AND LIABILITIES, NET
OF EFFECTS FROM ACQUISITIONS
     Restricted cash                                    (387)                -
  Trade and discounted receivables                    (1,886)          (6,034)
  Due from related parties                            (1,670)              510
  Inventory                                           (7,022)          (2,477)
  Prepaid expenses and other current                    1,727          (2,489)
    assets
  Trade payables                                      (1,013)          (1,362)
  Due to related parties                                1,704              770
  Taxes payable                                         (100)            1,644
Other current liabilities                               (800)            1,881
                                                      -------          -------
NET CASH USED IN OPERATING ACTIVITIES                 (8,214)          (3,983)
                                                      -------          -------
INVESTING ACTIVITIES:
  Purchase of fixed assets                              (213)            (451)
  Sale of fixed assets                                      -              121
  Payment for acquisitions, net of cash
     acquired                                           (819)                -
 Advances to unconsolidated affiliate                   (350)                -
                                                      -------          -------
NET CASH USED IN INVESTING ACTIVITIES                 (1,382)            (330)
                                                      -------          -------
FINANCING ACTIVITIES:
Dividends paid                                              -            (550)
Additional initial public offering
   expenses                                              (25)                -
Repayment of capital leases, net                         (24)               64
Change in bank line of credit                             540            3,245
Change in discount creditor                             6,675            1,784
                                                      -------          -------
NET CASH PROVIDED BY FINANCING ACTIVITIES               7,166            4,543
                                                      -------          -------
Exchange rate changes                                   (202)               95
                                                      -------          -------
NET INCREASE (DECREASE) IN CASH                       (2,632)              325
Cash at beginning of period                             5,012              288
                                                      -------          -------
CASH AT END OF PERIOD                                  $2,380             $613
                                                      -------          -------

                         EUROPEAN MICRO HOLDINGS, INC.

Non-cash investing and financing activities:

Fair value of assets acquired                          $4,533               $-
Goodwill                                                1,705                -
Fair value of liabilities assumed                     (4,322)                -
Notes issued for consideration                          (964)                -
                                                      -------          -------
Cash paid for acquisitions                               $952                -
Less cash acquired                                      (133)                -
                                                      -------          -------
Net cash paid for acquisitions                           $819               $-

                                                      =======          =======
Interest paid                                            $239             $117
                                                      =======          =======
Taxes paid                                               $567             $261
                                                      =======          =======

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

2  INVENTORY

Inventories comprise ($ in thousands):


                                                  MAR.31,     JUNE 30,
                                                     1999         1998

Finished goods and goods for resale                $8,900       $1,724

Less: Allowance for inventory obsolescence           (47)          (9)

                                                   ------       ------
                                                   $8,853       $1,715
                                                   ======       ======

The Company insures its inventory against theft and other damage up to a maximum
of the higher of $9,900,000 or the carrying value of the inventory.   On March
31, 1999, the carrying value was $8,853,000.

Obsolescence comprise ($ in thousands):

                            NINE MONTHS
                                  ENDED        YEAR ENDED
                                MAR. 31          JUNE 30,
                                   1999              1998

Beginning balance                    $9              $35
Provision for obsolescence          592              248
Amounts written off                (554)            (274)
                                   -----            -----
Ending balance                      $47               $9
                                   =====            =====

                         EUROPEAN MICRO HOLDINGS, INC.

3  OTHER CURRENT ASSETS

Other current assets comprise ($ in thousands):

                                             MAR. 31,       JUNE 30,
                                                 1999           1998
Amounts paid in advance for inventories            $-         $2,015
Advanced Corporation Tax recoverable              314            145
Value Added Tax receivable                        204              -
Other                                             117            299
                                              -------         ------
                                                 $635         $2,459
                                              =======         ======


4  EXCESS OF COST OVER ACQUIRED NET ASSETS

                                             NINE MONTHS
                                                   ENDED
                                                MAR. 31,
Beginning balance                                     $-
Additions to excess of cost over acquired
 net assets                                        1,657
Amortization                                        (35)
                                                  ------
Ending balance                                    $1,622
                                                  ======

5  BANK LINE OF CREDIT

European Micro UK has a line of credit with National Westminster Bank for 1,200,000 pounds sterling (approximately $1,933,000 at March 31, 1999). The agreement bears interest at 1.25% over the base rate (5.5% at March 31, 1999). Interest payments are due quarterly.

6  OTHER CURRENT LIABILITIES

     Other current liabilities comprise ($ in thousands):

                                                  MAR. 31,   JUNE 30,
                                                      1999       1998
Accrued expenses                                      $854       $710
Value Added Tax payable                                118         41
Accrued payroll taxes & national insurance             106         98
Current portion of capital leases                       38         70
Deferred payments on Sunbelt acquisition               903          -
Other                                                   29         68
                                                     -----      -----
                                                   $ 2,048       $987
                                                   =======      =====

                         EUROPEAN MICRO HOLDINGS, INC.

7  COMPREHENSIVE INCOME

An adjustment for foreign currency translation has been recorded to shareholders' equity as other comprehensive income, net of tax. The exchange rate changes recorded for the nine months ended March 31, 1999 and 1998, were approximately $(242,000) and $40,000, respectively. Comprehensive income for the nine months ended March 31, 1999 and 1998 totaled $526,000 and $3,574,000, respectively.


8  EARNINGS PER SHARE

     The calculation of earnings per share are detailed in the table below:

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                             MARCH 31,            MARCH 31,
EARNINGS                                  1999       1998       1999       1998

Net income ($ in thousands)                $22     $2,380       $768     $3,534
                                       =======     ======     ======    =======

   WEIGHTED AVERAGE NUMBER OF SHARES

Outstanding common stock
  during the period                  4,976,883  4,000,000  4,954,106  4,000,000
                                    ----------  ---------  ---------  ---------

Effect of dilutive stock options        43,670          -     24,206          -
                                    ----------  ---------  ---------  ---------

DILUTED WEIGHTED AVERAGE NUMBER      5,020,553  4,000,000  4,978,312  4,000,000
 OF SHARES                          ==========  =========  =========  =========

Basic earnings per share                 $0.00      $0.60      $0.15      $0.88
                                    ==========  =========  =========  =========

Diluted earnings per share               $0.00      $0.60      $0.15      $0.88
                                    ==========  =========  =========  =========

No stock options were issued during the three-month period ended March 31, 1999. During the nine-month period ended March 31, 1999, the Company issued options to purchase 35,000 shares of its common stock at exercise prices ranging from $9.1875 to $11.00. The above dilutive earnings per share calculations exclude the effect of options to purchase 20,000 shares of common stock at $11.00 per share in the three-month and nine-month period ended March 31, 1999, due to the fact they were anti-dilutive. The nine-month period ended March 31, 1999, reflects only a pro-rata impact of all options as such options were anti-dilutive in the first quarter of fiscal 1999. Also see Note 10 related to contingently issuable shares related to an acquisition. The effect of contingent shares related to the guaranteed earn-out amount not paid at the closing of the Sunbelt acquisition and the effect of satisfactory completion of part of the first contingent earn-out has been included in the above basic earnings per share calculations. The effect of part of the first contingent earn-out dealing with employment of some key employees has been included in diluted earnings per share. However, the remainder of the first contingent earn-out and all of the second contingent earn-out are not included, as the conditions necessary for such contingent shares to be issued have not been met as of March 31, 1999. The weighted average number of shares used in the 1998 periods reflect a retroactive adjustment to assume the 4,000,000 shares issued in January 1998 in exchange for the shares of European Micro Plc that were outstanding for the complete periods in 1998.

                         EUROPEAN MICRO HOLDINGS, INC.

9  RELATED PARTY TRANSACTIONS

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

Related party transactions are summarized as follows ($ in thousands):

                                        THREE MONTHS ENDED  NINE MONTHS ENDED
                                             MARCH 31,            MARCH 31,
                                         1999        1998      1999      1998

     SALES TO:
     American Micro Computer Center    $4,107      ($590)    $4,508    $9,823
     Technology Express                 3,089      12,298     5,275    15,844
                                       ------      ------    ------    ------
                                       $7,196     $11,708    $9,783   $25,667
                                       ======     =======    ======   =======

     PURCHASES FROM:
     American Micro Computer Center      $790         $15      $920      $340
     Technology Express                 1,712         979    15,264     3,916
                                       ------      ------    ------    ------
                                       $2,502        $994   $16,184    $4,256
                                            =      ======   =======    ======


     OPERATING EXPENSES

     MANAGEMENT AND CONSULTANCY FEES PAID
     TO:
     American Micro Computer Center        $-         $15        $-       $45
     Technology Express                     -          16         -        59
                                       ------      ------   -------    ------
                                           $-         $31        $-      $104

                         EUROPEAN MICRO HOLDINGS, INC.

9  RELATED PARTY TRANSACTIONS (CONTINUED)

     Due from related parties comprised the following balances ($ in thousands):


                                        MAR. 31,   JUNE 30,
                                            1999       1998

     American Micro Computer Center       $1,861        $54
     Technology Express                      707        844
                                        --------    --------
                                          $2,568       $898
                                        ========    ========

     Due to related parties comprised of following balances ($ in thousands):


                                        MAR. 31,   JUNE 30,
                                            1999       1998

     American Micro Computer Center          $77        $12
     Technology Express                    1,865        226
                                        --------    -------
                                          $1,942       $238
                                        ========    =======

     There were no related party transactions between, or balances due to or from, the Company and Ameritech Argentina or Ameritech Exports for the three and nine-month periods ended March 31, 1999 and 1998.

     The entities listed above are related to the Company in the following manner:

AMERICAN MICRO COMPUTER CENTER

     American Micro Computer Center is a distributor of computer hardware based in Miami, Florida. John B. Gallagher who is Co-Chairman, Co-President, Director and shareholder (owning 39% of the outstanding shares) of European Micro Holdings, Inc., is the president of American Micro Computer Center and owns 50% of the outstanding shares of capital stock in that company. See Note 11 for further information.

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

                         EUROPEAN MICRO HOLDINGS, INC.

9  RELATED PARTY TRANSACTIONS (CONTINUED)

AMERITECH EXPORTS

     Ameritech Exports was an authorized distributor of Compaq computers and accessories into Caribbean and certain parts of central and South America. Messrs. Shields and Gallagher were both Directors of Ameritech Exports and each owned 50% of the outstanding shares of common stock until its sale on August 1, 1997.

10 ACQUISITION OF SUBSIDIARIES

On October 26, 1998, European Micro Plc, a wholly-owned subsidiary of European Micro Holdings, Inc. ("European Micro"), acquired all of the outstanding shares of capital stock of Sunbelt (UK) Limited ("Sunbelt"), a company registered in England and Wales, from the shareholders of Sunbelt for the consideration described below. As a result of the acquisition, Sunbelt is a wholly-owned subsidiary of European Micro Plc. The Sunbelt purchase price (to be settled in pounds sterling) is comprised of a guaranteed portion and two contingent earn-out payments. The guaranteed portion of the purchase price, which was based upon Sunbelt's net book value at closing and a multiple of its fiscal year 1998 pre-tax earnings, was 940,000 pounds sterling (approximately $1.51 million at exchange rate on March 31, 1999). Of this guaranteed amount, approximately 360,000 pounds sterling (approximately $580,000 at exchange rate on March 31, 1999) was paid in cash at closing.

The unpaid balance of the guaranteed consideration includes a note payable to the former 40% Sunbelt shareholder in the amount of approximately 240,163 pounds sterling ($387,000 at exchange rate on March 31, 1999) to be repaid in November 2005, subject to early repayment at the option of the noteholder at any time after June 1, 1999. Such note payable is secured by a cash account of equal amount at March 31, 1999. The note payable and the cash balances are reflected on the accompanying consolidated condensed balance sheet at March 31, 1999, in restricted cash and other current liabilities, respectively.

The remainder of the unpaid guaranteed consideration of approximately 339,614 pounds sterling ($547,000 at exchange rate on March 31, 1999), plus accrued interest, is to be paid in equal installments within ninety (90) days of the end of the first and second contingent earn-out periods as discussed below. The unpaid balance of the guaranteed purchase price is reflected in other current liabilities and other liabilities on the accompanying consolidated condensed balance sheet at March 31, 1999.

The purchase agreement also contains contingent purchase price provisions. The maximum contingent earn-out payments in the aggregate are two (2) times Sunbelt's fiscal year 1998 pre-tax earnings of approximately 424,518 pounds sterling (approximately $1.4 million at exchange rate on March 31, 1999). The first contingent payment of up to approximately 424,518 pounds sterling ($684,000 at exchange rate on March 31, 1999) will be made if certain financial parameters are attained during the first contingent earn-out period which runs from November 1, 1998 to October 31, 1999, and if certain of the Sunbelt executives are still employed with the Company at the end of the first earn-out period. The second contingent payment of up to approximately 424,518 pounds sterling ($684,000 at exchange rate on March 31, 1999) will be made if certain financial parameters are attained during the second contingent earn-out period which runs from November 1, 1999 to October 31, 2000. That portion of the first contingent earn-out payment related to employee retention, approximately 106,130 pounds sterling ($171,000 at exchange rate on March 31, 1999), is being recognized by the Company over the course of the first contingent earn-out period as compensation expense. That portion of the first contingent earn-out payment related to the volume of purchases from the Far East has been met. This portion of approximately 106,130 pounds sterling ($171,000 at exchange rate on March 31, 1999), has been recognized by the Company, and is reflected in the excess of cost over acquired net assets, net and other current liabilities. The remaining portion of the first contingent earn-out payment of approximately 212,260 pounds sterling ($342,000 at exchange rate on March 31, 1999) and the second contingent earn-out payment have not been recognized in the accompanying consolidated condensed financial statements as the payment of such amounts are not, in the opinion of management, determinable beyond a reasonable doubt.

                         EUROPEAN MICRO HOLDINGS, INC.

10 ACQUISITION OF SUBSIDIARIES (CONTINUED)

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

The acquisition of Sunbelt was accounted for as a purchase. The purchase price, subject to adjustment as described above and inclusive of transaction costs, of approximately 1,001,000 pounds sterling plus the earned portion of the contingent earn-out of approximately 106,000 pounds sterling for a total of 1,107,000 pounds sterling ($1,784,000 at exchange rate on March 31, 1999) exceeded the estimated fair market value of net assets acquired by approximately $1,657,000, which is being amortized on a straight-line basis over 20 years. The results of operations of Sunbelt have been included in the accompanying financial statements from the date of acquisition.

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

On November 12, 1998, European Micro Plc acquired the assets of H&B Trading International BV ("H&B"). Based in Holland, H&B was a privately held, independent, focused distributor of microcomputer products to the BENELUX countries - Belgium, Holland and Luxembourg. H&B had 1997 annual revenues of approximately $2 million. The acquisition of H&B was accounted for as a purchase. The base purchase price, subject to adjustment, of approximately 125,000 Dutch guilders ($74,000 at exchange rate on March 31, 1999) exceeded the estimated value of net assets acquired by approximately 85,000 Dutch guilders ($54,000 at exchange rate on March 31, 1999), which is being amortized on a straight-line basis over 20 years. If certain financial performance criteria are met for the fiscal years ended June 30, 1999 and 2000, additional consideration of approximately 50,000 Dutch guilders ($24,000 at exchange rate on March 31, 1999) and 75,000 Dutch guilders ($37,000 at exchange rate on March 31, 1999), respectively, will be paid. Such contingent consideration has not been reflected in the accompanying consolidated condensed financial statements. The results of operations of H&B have been included in the accompanying financial statements from the date of acquisition.

The following summarized unaudited pro forma financial information assumes the acquisition of Sunbelt occurred on July 1, 1997 ($ in thousands, except per share data):

                                     NINE MONTHS ENDED

                         MARCH 31, 1999           MARCH 31, 1998
                         --------------           --------------

Total net sales                $102,571                  $97,117
                               ========                  =======

Net earnings                       $835                   $3,623
                                   ====                   ======
Earnings per share:
   Basic                          $0.17                    $0.91
                                  =====                    =====

   Diluted                        $0.17                    $0.91
                                  =====                    =====

                         EUROPEAN MICRO HOLDINGS, INC.

10 ACQUISITION OF SUBSIDIARIES (CONTINUED)

The amounts are based on certain assumptions and estimates, and do not reflect any benefits from economies which might be achieved from the combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future operations.

11 SUBSEQUENT EVENTS

On February 2, 1999, the Company's Board of Directors formed a special committee (the "Committee") consisting solely of independent directors to evaluate and determine whether the Company should acquire American Surgical Supply Corp. of Florida d/b/a American Micro Computer Center ("AMCC") and, if so, on what terms. The members of the Committee are Kyle R. Saxon and Barrett Sutton. The Committee members will be compensated at $150 per hour each for their service on the Committee. John B. Gallagher, who is a significant shareholder, Co-Chairman and Co-President of the Company, is the President and a Director of AMCC and owns fifty percent of its outstanding capital stock. The Committee's charter authorizes it to take any action it deems necessary to properly evaluate and determine whether the Company should acquire AMCC, including hiring independent advisors and ensuring that any such transaction is entirely fair to the Company and its shareholders. The Committee has selected and hired independent legal counsel and is currently interviewing investment banking firms and other candidates to serve as financial advisor to the Committee. The Committee anticipates that it will select and hire a financial advisor shortly. Since its formation, the Committee has conducted a preliminary review of the books and records of AMCC and the Company has entered into a non-binding letter of intent to acquire AMCC dated May 5, 1999. The non-binding letter of intent is conditional upon, among other things, the satisfactory completion of the Committee's due diligence investigation and obtaining a fairness opinion from the Committee's financial advisor.

According to the non-binding letter of intent, the purchase price for AMCC is equal to $811,500, plus an amount equal to AMCC's book value as of the last day of the month immediately prior to closing, payable in cash, plus an earn-out amount payable in cash or shares of the Company's Common Stock (at the Company's discretion) equal to two times the after-tax earnings of AMCC in calendar year 1999 and two times the after-tax earnings of AMCC in calendar year 2000. In addition, the Company will repay a shareholder loan of approximately $289,000, plus accrued interest. If the Company elects to pay any portion of the purchase price in shares of the Company's Common Stock, then AMCC's shareholders have fifteen days to make arrangements to sell such shares over the next forty trading days. If the sale of such shares results in net proceeds of less than the purchase price, then the Company will pay the difference in cash to AMCC's shareholders. A copy of the non-binding letter of intent is attached to this Quarterly Report on Form 10-Q as Exhibit 99.01. The terms of the proposed acquisition of AMCC are subject to the Committee and AMCC negotiating and entering into a definitive agreement. Until such time, no assurances can be given that the acquisition will be consummated on the terms set forth above or at all.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTORY STATEMENTS

     FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS, (A) EUROPEAN MICRO HOLDINGS, INC.'S ("EUROPEAN MICRO" OR THE "COMPANY") PROJECTED SALES AND PROFITABILITY, (B) THE COMPANY'S GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN THE COMPANY'S INDUSTRY, (D) THE COMPANY'S FUTURE FINANCING PLANS, (E) THE COMPANY'S ANTICIPATED NEEDS FOR WORKING CAPITAL AND (F) BENEFITS RELATED TO THE POSSIBLE ACQUISITION OF AMERICAN SURGICAL SUPPLY CORP. OF FLORIDA D/B/A AMERICAN MICRO COMPUTER CENTER ("AMCC"). IN ADDITION, WHEN USED IN THIS QUARTERLY REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY CERTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CHANGES IN TRENDS IN THE ECONOMY AND THE COMPANY'S INDUSTRY, REDUCTIONS IN THE AVAILABILITY OF FINANCING AND AVAILABILITY OF COMPUTER PRODUCTS ON TERMS AS FAVORABLE AS EXPERIENCED BY THE COMPANY IN PRIOR PERIODS AND OTHER FACTORS. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT WILL IN FACT OCCUR. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

     UNLESS THE CONTEXT OTHERWISE REQUIRES AND EXCEPT AS OTHERWISE SPECIFIED, REFERENCES HEREIN TO "EUROPEAN MICRO" OR THE "COMPANY" INCLUDE EUROPEAN MICRO HOLDINGS, INC. AND ITS THREE WHOLLY-OWNED SUBSIDIARIES, EUROPEAN MICRO PLC, A COMPANY ORGANIZED UNDER THE LAWS OF THE UNITED KINGDOM ("EUROPEAN MICRO UK"), NOR'EASTER MICRO, INC., A NEVADA CORPORATION ("NOR'EASTER") AND COLCHESTER ENTERPRISE PTE LTD, A COMPANY ORGANIZED UNDER THE LAWS OF SINGAPORE ("COLCHESTER") (COLLECTIVELY, THE THREE WHOLLY-OWNED SUBSIDIARIES ARE REFERRED TO AS THE "SUBSIDIARIES").

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

     European Micro Holdings, Inc. was organized under the laws of the State of Nevada and is the parent of European Micro UK, Colchester and Nor'easter. Colchester was organized under the laws of Singapore in November 1998 to serve as an independent distributor of microcomputer products in Singapore. Nor'easter was organized under the laws of the State of Nevada on December 26, 1997 to serve as an independent distributor of microcomputer products in the United States. European Micro UK was organized under the laws of the United Kingdom in 1991 to serve as an independent distributor to customers mainly in Western Europe and to related parties in the United States. On January 31, 1998, European Micro Holdings, Inc. acquired one hundred percent (100%) of the issued

                         EUROPEAN MICRO HOLDINGS, INC.

and outstanding shares of ordinary stock of European Micro UK in consideration for the issuance of 4,000,000 newly issued shares of common stock, par value $0.01 per share (the "Common Stock"), of European Micro Holdings, Inc. The 4,000,000 shares of Common Stock of European Micro Holdings, Inc. were issued to the shareholders of European Micro UK on a pro rata basis in accordance with such shareholders' respective ownership interest in European Micro UK. As a result of the exchange, the shareholders of European Micro UK together received all of the issued and outstanding shares of Common Stock of European Micro Holdings, Inc. prior to the consummation of its initial public offering. These shareholders were John B. Gallagher, Harry D. Shields, Thomas H. Minkoff, as trustee of the Gallagher Family Trust, and Stuart S. Southard and Robert H. True, as Trustees of the 1997 Henry Daniel Shields Irrevocable Educational Trust. In addition, European Micro UK became a wholly-owned subsidiary of European Micro Holdings, Inc.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in the Company's Consolidated Condensed Statements of Earnings:


                             PERCENTAGE OF NET SALES

                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                        MARCH 31,                MARCH 31,
                                        ---------                ---------

                                        1999     1998            1999      1998
                                        ----     ----            ----      ----

Net sales to third parties             81.3%    70.1%           89.9%     69.9%

Net sales to related parties           18.7%    29.9%           10.1%     30.1%
                                    --------  -------         -------   -------
Total net sales                       100.0%   100.0%          100.0%    100.0%
                                    --------  -------         -------   -------
Cost of goods sold to third
 parties                             (73.8%)  (53.5%)         (81.6%)   (57.4%)
Cost of goods sold to related
 parties                             (18.6%)  (29.7%)         (10.0%)   (29.7%)
                                    --------  -------         -------   -------
Total cost of goods sold
                                     (92.4%)  (83.2%)         (91.6%)   (87.1%)
                                    --------  -------         -------   -------
Total gross profit                      7.6%    16.8%            8.4%     12.9%

Total operating expenses              (7.3%)   (7.3%)          (6.9%)    (6.3%)
                                    --------  -------         -------   -------
Operating profit                        0.3%     9.5%            1.5%      6.6%

Interest expense, net                 (0.2%)   (0.3%)          (0.2%)    (0.4%)
Equity in income (loss) of
 unconsolidated affiliate             (0.0%)   (0.0%)          (0.0%)    (0.0%)
                                    --------  -------         -------   -------

Income before income taxes              0.1%     9.2%            1.3%      6.2%
Income taxes                          (0.0%)   (3.1%)          (0.5%)    (2.1%)

                                    --------  -------         -------   -------
Net income                              0.1%     6.1%            0.8%      4.1%
                                    ========  =======         =======   =======


THREE-MONTH PERIOD ENDED MARCH 31, 1999 AND 1998

     TOTAL NET SALES. Total net sales decreased $0.6 million, or (1.7%), from $39.1 million in the three-month period ended March 31, 1998 to $38.5 million in the comparable period in 1999. Excluding net sales to related parties, net sales increased $3.9 million, or 14.0%, from $27.4 million in the three-month period ended March 31, 1998 to $31.3 million in the comparable period in 1999. This increase was attributable to the addition of Sunbelt's trading sales (accounting for approximately $4.9 million), the additional sales from Sunbelt's Nova line of products (accounting for approximately $350,000), the start-up growth of Nor'easter which started its operations in February 1998 (accounting for approximately $4.7 million) and the growth of the Premier Dealers Club (accounting for approximately $3.3 million). This increase was offset by a reduction of $9.4 million in European Micro UK's trading sales which was primarily due to the exceptional quarter ended March 31, 1998 when European Micro UK made a one-time purchase of computer peripherals at favorable prices and were later sold. Helping to offset the decrease from the prior period was the purchase of approximately $2.3 million in product during the three-month period ended March 31, 1999 from the office opened in Singapore in November 1998. There can be no assurance that the Company will be able to maintain the level of sales or sales growth achieved in this period or past periods because of seasonal variations in the demand for the products and services offered by the Company, the introduction of new hardware and software technologies and

                         EUROPEAN MICRO HOLDINGS, INC.

products offering improved features and functionality, the introduction of new products and services by the Company and its competitors, the loss or consolidation of a significant supplier or customer, changes in the level of operating expenses, inventory adjustments, product supply constraints and competitive conditions, including pricing, interest rate fluctuations, the impact of acquisitions, currency fluctuations and general economic conditions.

     Net sales to related parties decreased $4.5 million, or 38.5%, in the three-month period ended March 31, 1999 from the comparable period in 1998. This decrease is primarily attributable to large purchases of computer peripherals made on behalf of related parties in the three-month period ended March 31, 1998 compared to the same period in 1999. In addition, the Company's purchases from related parties increased by $1.5 million in the three-month period ended March 31, 1999 from the comparable period in 1998. The related parties consist of a group of entities in which an ownership interest is held by either of the two primary shareholders of the Company, John B. Gallagher or Harry D. Shields. See "Note 9 to the Consolidated Condensed Financial Statements." In order to facilitate fast and efficient international transactions, each member of the group has acted as a supplier for, and purchaser from, the other members of the group. The group has attempted to price inter-group sales at one percent above the selling group member's cost, although the group has made numerous exceptions in times of short supply, to cover assembly costs and to reward certain group members for exceptional low-cost purchases. None of the members of the group are under any legal obligation to continue to act as a supplier for, or purchaser from, the other members of the group. If the Company is unable to sell product to the other members of the group, the Company's revenues will be significantly reduced and its business, financial condition and results of operations will be materially adversely affected, the Company would not be able to handle large volume purchases at favorable prices, if they could not rely on related parties to purchase a portion of the product and sell through their distribution channels. Likewise, the Company's business and results of operations will be materially adversely affected. Moreover, if the Company is unable to purchase product from the other members of the group (including Technology Express) when such product could be purchased from these group members at prices lower than available from other sources.

     GROSS PROFIT. Gross profit decreased $3.7 million, or 55.5%, from $6.6 million in the three-month period ended March 31, 1998 to $2.9 million in the comparable period in 1999. Gross profit excluding related party transactions decreased $3.6 million, or 55.5%, from $6.5 million in the three-month period ended March 31, 1998 to $2.9 million the comparable period in 1999. This decrease is primarily due to a large volume purchase of computer peripherals in the prior year period which were purchased by the Company on exceptional terms and later sold at a significant mark-up. In addition, this decrease is partially the result of a shift in market conditions, resulting in a downward pressure on margins due to currency fluctuations, product availability and changes in geographic pricing strategies of manufacturers and suppliers of the Company's products.

     Gross profit attributable to related party sales was $48,000 in the three-month period ended March 31, 1999. As discussed above, the mark-up on sales to related parties is typically one percent over cost. Therefore, the gross profit on sales to third parties is typically higher than the gross profit earned on sales to related parties. This represents a gross margin of approximately 0.7%. This is lower than the normal one percent mark-up due to the currency changes between the U.K. pound sterling and the U.S. dollar.

     Gross margin decreased from 16.8% in the three-month period ended March 31, 1998 to 7.6% in the comparable period in 1999. Excluding related party transactions, gross margin decreased from 23.7% in the three-month period ended March 31, 1998 to 9.2% in the comparable period in 1999. This decrease is primarily due to a large volume purchase of computer peripherals on exceptional terms in the three-month period ended March 31, 1998 and later sold at a significant mark-up. The addition of Sunbelt's Nova line of products helped offset the decrease in gross margin for the Company's other products. During the period, the Nova line produced a gross margin of 23.0%.

     Foreign exchange gains and losses moved from a loss of $138,000 in the three-month period ended March 31, 1998 to a loss of $354,000 in the comparable period in 1999. This adverse movement was attributable to the strengthening of the U.S. Dollar against the U.K. pound sterling and the weakening of the Euro relative to other European currencies, devaluing sales made in European currencies.

     OPERATING EXPENSES. Operating expenses as a percentage of total net sales remained constant at 7.3% in the three-month period ended March 31, 1998 and 1999, respectively. Commissions and bonus payments to employees decreased as these payments are tied to the Company's gross profit and gross margin. This decrease was offset by increased operating expenses related to the administrative expenses incurred by European Micro which began operations in January 1998, but did not start to incur substantial expenses until April 1998.

     INTEREST EXPENSE. Interest expense, net, decreased by $40,000 from $117,000 in three-month period ended March 31, 1998 to $77,000 in the comparable period in 1999. This was attributable to decreased borrowing during the period because of the availability of the net proceeds from the Company's initial public offering.

     INCOME TAXES. Income taxes as a percentage of income before income taxes decreased from 33.7% in the three-month period ended March 31, 1998 to 4.3% in the comparable period in 1999. During the current period, European Micro UK and Nor'easter earned taxable income and accrued income taxes at an effective rate of 38%. European Micro Holdings, Inc. had a taxable loss during the current period, resulting in a tax benefit. On a consolidated basis, the effect of the taxes accrued by European Micro UK and Nor'easter and the tax benefit recorded by European Micro resulted in an decrease in income taxes as a percentage of earnings before income taxes. The Company's effective income tax rate may increase or decrease in the future as a result of the Company's product mix and variations in the countries to which the Company sells its products.

     INTEREST IN JOINT VENTURE. The Company's share of income from Big Blue Europe remained constant at $2,000 in the three-month period ended March 31, 1998 and the comparable period in 1999. During the three-month period ended March 31, 1999, the Company made an advance to Big Blue Europe in the amount of $350,000, in the form of an unsecured note receivable, the terms of which are principal due on demand with interest at a rate of 9.25% payable quarterly.

NINE-MONTH PERIOD ENDED MARCH 31, 1999 AND 1998

     TOTAL NET SALES. Total net sales increased $11.5 million, or 13.5%, from $85.2 million in the nine-month period ended March 31, 1998 to $96.7 million in the comparable period in 1999. Excluding net sales to related parties, net sales increased $27.4 million, or 46.0%, from $59.6 million in the nine-month period ended March 31, 1998 to $87.0 million in the comparable period in 1999. This increase was attributable to the addition of Sunbelt's trading sales of (accounting for approximately $6.2 million), the additional sales from Sunbelt's Nova line of products (accounting for approximately $1.0 million), the start-up growth of Nor'easter which started its operations in February 1998 (accounting for approximately $14.6 million) and the growth of the Premier Dealers Club (accounting for approximately $6.4 million). This increase was offset by a reduction in European Micro UK's trading sales of $800,000 which was primarily due to the exceptional quarter ended March 31, 1998 when the Company made a one-time purchase of computer peripherals at favorable prices which were later sold. Helping to offset the decrease from the prior period was the purchase of approximately $2.3 million in product during the three-month period ended March 31, 1999, from the office opened in Singapore in November 1998. There can be no assurance that the Company will be able to maintain the level of sales or sales growth achieved in this period or prior periods because of seasonal variations in the demand for the products and services offered by the Company, the introduction of new hardware and software technologies and products offering improved features and functionality, the introduction of new products and services by the Company and its competitors, the loss or consolidation of a significant supplier or customer, changes in the level of operating expenses, inventory adjustments, product supply constraints and competitive conditions, including pricing, interest rate fluctuations, the impact of acquisitions, currency fluctuations and general economic conditions.

     Net sales to related parties decreased $15.9 million in the nine-month period ended March 31, 1999 from the comparable period in 1998. This decrease is primarily attributable to large purchases of computer peripherals made on behalf of related parties in the nine-month period ended March 31, 1998 compared to the same period in 1999. In addition, the Company's purchases from related parties increased by $11.9 million in the nine-month period ended March 31, 1999 from the comparable period in 1998. The related parties consist of a group of entities in which an ownership interest is held by either of the two primary shareholders of the Company, John B. Gallagher or Harry D. Shields. See "Note 9 to the Consolidated Condensed Financial Statements." In order to facilitate fast and efficient international transactions, each member of the group has acted as a supplier for, and purchaser from, the other members of the group. The group has attempted to price inter-group sales at one percent above the selling group member's cost, although the group has made numerous exceptions in times of short supply, to cover assembly costs and to reward certain group members for exceptional low-cost purchases. None of the members of the group are under any legal obligation to continue to act as a supplier for, or purchaser from, the other members of the group. If the Company is unable to sell product to the other members of the group, the Company's revenues will be significantly reduced

                         EUROPEAN MICRO HOLDINGS, INC.

and its business, financial condition and results of operations will be materially adversely affected. Moreover, the Company would not be able to handle large volume purchases at favorable prices, if they could not rely on related parties to purchase a portion of the product and sell through their distribution channels. Likewise, the Company's business and results of operations will be materially adversely affected if the Company is unable to purchase product from the other members of the group (including Technology Express) when such product could be purchased from these group members at prices lower than available from other sources.

     GROSS PROFIT. Gross profit decreased $2.8 million, or 25.8%, from $10.6 million in the nine-month period ended March 31, 1998 to $8.1 million in the comparable period in 1999. Gross profit excluding related party transactions decreased $2.5 million, or 23.8%, from $10.6 million in the nine-month period ended March 31, 1998 to $8.1 million the comparable period in 1999. This decrease is primarily due to a large volume purchase of computer peripherals in the prior year period which were purchased by the Company on exceptional terms and later sold at a significant mark-up.

     Gross profit attributable to related party sales was $69,000 in the nine-month period ended March 31, 1999. As discussed above, the mark-up on sales to related parties is typically one percent over cost. Therefore, the gross profit on sales to third parties is typically higher than the gross profit earned on sales to related parties. This represents a margin of approximately 0.7%. This is lower than the normal one percent due to the currency changes between the U.K. pound sterling and the U.S. dollar.

     Gross margin decreased from 12.9% in the nine-month period ended March 31, 1998 to 8.4% in the comparable period in 1999. Excluding related party transactions, gross margin decreased from 17.8% in the nine-month period ended March 31, 1998 to 9.3% in the comparable period in 1999. This decrease is primarily due to a large volume purchase of computer peripherals in the prior year period which were purchased by the Company on exceptional terms and later sold at a significant mark-up.

     Foreign exchange gains and losses moved from a loss of $370,000 in the nine-month period ended March 31, 1998 to a loss of $538,000 in the comparable period in 1999. This adverse movement was attributable to a strengthening of the U.S. dollar relative to the U.K. pound sterling and a weakening of the Euro relative to other European currencies. These movements created unfavorable purchasing and selling conditions respectively.

     OPERATING EXPENSES. Operating expenses as a percentage of total net sales increased from 6.3% in the nine-month period ended March 31, 1998 to 6.9% in the comparable period in 1999. This decrease is primarily attributable to a reduction in commission and bonus payments to employees. These payments are tied to the Company's gross profit and gross margins. This decrease was offset by increased operating expenses related to the administrative expenses incurred by European Micro which began operations in January 1998, but did not start to incur substantial expenses until April 1998.

     INTEREST EXPENSE. Interest expense, net, decreased by $178,000 from $328,000 in nine-month period ended March 31, 1998 to $150,000 in the comparable period in 1999. This was attributable to decreased borrowing during the period because of the availability of the net proceeds from the Company's initial public offering.

     INCOME TAXES. Income taxes as a percentage of earnings before income taxes increased from 33.4% in the nine-month period ended March 31, 1998 to 38.0% in the comparable period in 1999. The Company's effective income tax rate may increase or decrease in the future as a result of the Company's product mix and variations in the countries to which the Company sells its products.

     INTEREST IN JOINT VENTURE. The Company's share of income or loss from Big Blue Europe decreased from income of $23,000 in the nine-month period ended March 31, 1998 to a loss of $45,000 in the comparable period in 1999. This reduction in earnings is attributed to an increased provision for inventory obsolescence. During the three-month period ended March 31, 1999, the Company made an advance to Big Blue Europe in the amount of $350,000, in the form of an unsecured note receivable, the terms of which are principal due on demand with interest at a rate of 9.25% payable quarterly.

                         EUROPEAN MICRO HOLDINGS, INC.

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

     European Micro's principal need for additional working capital in fiscal 1999 is expected to be for the purchase of additional inventory to support growth, to take advantage of cash discounts offered by certain of European Micro's suppliers for early payment and the possible acquisition of AMCC. See "Related Party Transactions." Working capital may also be needed for other acquisitions. European Micro expects to obtain cash for these purposes through its internal cash flow and its existing bank credit lines, but there can be no assurance that financing will be available on terms acceptable to European Micro. The unavailability of such financing could adversely affect the Company's business, financial condition and results of operations.

     Net cash used in operating activities during the nine-month period to March 31, 1999 amounted to $8.2 million. Significant factors in the use of cash were a decrease in trade payables, net of effects from acquisitions, of $1.0 million, an increase in inventory, net of effects from acquisitions of $7.0 million and an increase in trade and discounted receivables, net of effects from acquisitions, of $1.9 million. The decrease in payables was largely attributable to paying down the large payables balance that was acquired in the Sunbelt acquisition. The increase in inventory was largely attributable to large quantity purchases of computer products at prices which the Company considered to be favorable and a relatively low level of inventory at June 30, 1998. The increase in trade and discounted receivables is largely attributable to the increase in third party sales. The amount of cash used in the Company's operations was partially offset by net income in the period of $768,000, cash generated from a reduction in other current assets, primarily related to the prepayment of inventory at June 30, 1998 of $1.7 million.

     Cash used in investing activities amounted to $1.4 million. This consisted of expenditures on fixed assets of $213,000, the acquisitions of Sunbelt and of H&B and a $350,000 advance to Big Blue Europe. See "Note 10 to the Consolidated Condensed Financial Statements."

     Cash provided by financing activities was $7.2 million, of which $6.7 million was provided by an increase in the Lombard NatWest accounts receivable financing facility and $540,000 was provided by an increase in the bank line of credit.

     Overall, the Company experienced a net decrease in cash of $2.6 million for the nine-month period ended March 31, 1999.

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

                         EUROPEAN MICRO HOLDINGS, INC.

large-volume purchases when it deems such purchases to be attractive, new products and changes in European Micro's product mix.

     ACCOUNTS RECEIVABLE. European Micro sells its products and services to a customer base of more than 375 value-added resellers, corporate resellers, retailers and direct marketers. European Micro offers credit terms to qualifying customers and also sells on a pre-pay and cash-on-delivery basis. With respect to credit sales, European Micro attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. Substantially all of European Micro UK's and Sunbelt UK's accounts receivables are insured and its positive credit results have allowed European Micro UK to enjoy what it believes to be one of the most competitive insurance rates in the industry. Nor'easter's and Colchester's accounts receivable are not insured.

CURRENCY RISK MANAGEMENT

     REPORTING CURRENCY. European Micro's and Nor'easter's reporting and functional currency, as defined by Statement of Financial Accounting Standards No. 52, is the U.S. dollar. The functional currency of European Micro UK is the U.K. pound sterling and Colchester is the Singapore dollar. European Micro UK and Colchester translate into the reporting currency by measuring assets and liabilities using the exchange rates in effect at the balance sheet date and results of operations using the average exchange rates prevailing during the period.

     HEDGING AND CURRENCY MANAGEMENT ACTIVITIES. European Micro occasionally hedges to guard against currency fluctuations between the U.K. pound sterling and the U.S. dollar. Because the functional currency of European Micro's main operating subsidiary, European Micro UK, is the U.K. pound sterling, currency fluctuations of the pound sterling relative to the U.S. dollar may have a material adverse effect on the Company's business, financial condition and results of operations. European Micro may engage in hedging activities in the future, although no assurances can be given that it will engage in such activities and if it does so that such activities will be successful.

     European Micro UK recognizes that it has currency exposure when transactions are consummated in currency other than the pound sterling. For example, for the quarter ended March 31, 1999, purchases of inventory by European Micro UK were in the U.K. pound sterling (25%), German Mark (6%), U.S. dollar (58%), Canadian dollar (0.5%), Swedish Krona (10%) and other (.5%). The most significant currencies in which sales were made, other than the pound sterling (46%), were the U.S. dollar (20%), German Mark (9%), Dutch guilder (4%), French franc (7%), Canadian dollar (5%) and others (9%). Additionally, receivables are also significantly spread out over several currencies. In addition, European Micro UK has exposure to currency fluctuations to the extent it maintains bank deposits in foreign currencies.

     Generally, the Company's policy is not to hedge specifically against individual daily transactions. Instead, the exposure to a currency is determined every two to three days. This is done by comparing the bank account balances and account receivables with accounts payable, all in the same currency to create a "natural" hedge. Thereafter, to the extent that a bank balance and the account receivable are not totally offset by the accounts payable, there would be a need to cover the residual credit balance with a forward currency contract. The Company tends to concentrate its currency management into six currencies: U.K. pound sterling, U.S. dollar, Dutch guilder, Canadian dollar, Singapore dollar and German Mark. It normally deems the exposure in other currencies to be minimal. However, when the Company buys products in other currencies, the Company may, in conjunction with current market advice, book a forward contract to cover current and some anticipated future purchases.

ECONOMIC AND MONETARY UNION

     On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro." These countries adopted the Euro as their common legal currency on that date. The Euro is trading on currency exchanges and is available for non-cash transactions. Until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries. Through the operations of European Micro UK, the Company has significant operations within the European Union, including many of the countries which adopted the Euro. The Company continues to evaluate the impact that the Euro is having on its continuing business operations and no assurances can be given that the Euro will not have a material adverse affect on

                         EUROPEAN MICRO HOLDINGS, INC.

the Company's business, financial condition and results of operations. However, the Company does not expect the Euro to have a material affect on its competitive position as a result of price transparency within the European Union because the Company does not rely on currency imbalances in purchasing inventory from within the European Union. In the first quarter of trading the Euro devalued against sterling by 6%, adversely affecting the value of its trade receivables in Euro, and on an ongoing basis the Company cannot accurately predict the impact the Euro will have on currency exchange rates or the Company's currency exchange rate risk. The Internal Revenue Service ("IRS") has requested comments on various tax issues raised by the Euro conversion. The IRS is expected to publish guidelines on this issue soon and, until such time, the Company cannot predict whether the IRS guidelines will have any tax consequences on the Company.

YEAR 2000 ISSUES

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the Year 2000. If not corrected in the computer applications of the Company or its suppliers and customers, this problem may cause computer applications to fail or to create erroneous results by or at the Year 2000. In 1998, the Company initiated a plan ("Plan") to identify, assess and remediate Year 2000 issues within each of its significant computer programs and certain equipment which contain micro-processors. The Company has divided the Plan into five major phases - assessment, planning, conversion, implementation and testing. After completing the assessment and planning phases in the prior year, the Company is currently in the conversion, implementation and testing phases. The Plan addresses each subsidiary differently. All computer equipment, software and other non-information technology equipment owned by Nor'easter and Colchester were Year 2000 compliant when purchased and therefore the costs of conversion and remediation are expected to be minimal. European Micro UK and Sunbelt are in the process of obtaining assurances from manufacturers of all of its computer equipment, software and other non-information technology equipment as to whether they are Year 2000 compliant. Any non-compliant software or hardware will be upgraded or replaced. The Company expects to complete the conversion, implementation and testing phases by September 1999. The Company has budgeted an aggregate of $60,000 to cover these costs. The Company does not generally sell software products and therefore the Company does not expect its products to be affected by the Year 2000 problem.

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

     The Company's failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations, liquidity and financial condition. The Company's ability to insulate itself from the Year 2000 problem is limited due to the Company's inability to accurately gauge the readiness of its suppliers, customers, financial institutions, freight carriers and general economic infrastructure. Accordingly, the Company cannot accurately anticipate or quantify the impact of the Year 2000 problem or determine whether the failure to correct the Year 2000 problem will have a material adverse affect on the Company's operations, liquidity or financial condition.

RELATED PARTY SALES

     In order to achieve attractive prices from suppliers, a large quantity of a product must be firmly committed to. European Micro polls the other members of the group for informal commitments to help distribute that product. Thereafter, the purchasing member of the group would obtain the product, examine the product for damage and authenticity, and then supervise the shipping to the other group members. In such capacity, the purchasing member of the group acts as a "purchasing agent" for the other group members.

                         EUROPEAN MICRO HOLDINGS, INC.

     In the three- and nine-month periods ended March 31, 1999, European Micro benefited from low mark-up purchases from the other members of the group totaling $2.5 million and $16.2 million, respectively. European Micro's sales to the related parties during the three-month period ended March 31, 1999 decreased $4.5 million from $11.7 million to $7.2 million and for the nine-month period ended March 31, 1999 decreased $15.9 million from $25.7 million to $9.8 million. These decreases are primarily attributable to large purchases of computer peripherals made on behalf of related parties in the nine-month period ended March 31, 1998 compared to the same period in 1999. While the average margin on these sales was approximately 1% in the three- and nine-month periods compared to an average margin of approximately 9.2% and 9.3%, respectively, on sales to unrelated third parties during the same period, such margin was sufficient to cover the costs incurred by the Company in purchasing such products on behalf of the group. Significantly, European Micro was able to enjoy the marginal benefits from the lower cost of the remaining product for its sales. See "Note 9 to the Consolidated Condensed Financial Statements."

     On February 2, 1999, the Company's Board of Directors formed an special committee (the "Committee") consisting solely of independent directors to evaluate and determine whether the Company should acquire AMCC and, if so, on what terms. The members of the Committee are Kyle R. Saxon and Barrett Sutton. The Committee members will be compensated at $150 per hour each for their service on the Committee. John B. Gallagher, who is a significant shareholder, Co-Chairman and Co-President of the Company, is the President and a Director of AMCC and owns fifty percent of its outstanding capital stock. The Committee's charter authorizes it to take any action it deems necessary to properly evaluate and determine whether the Company should acquire AMCC, including hiring independent advisors and ensuring that any such transaction is entirely fair to the Company and its shareholders. The Committee has selected and hired independent legal counsel and is currently interviewing investment banking firms and other candidates to serve as financial advisor to the Committee. The Committee anticipates that it will select and hire a financial advisor shortly. Since its formation, the Committee has conducted a preliminary review of the books and records of AMCC and the Company has entered into a non-binding letter of intent to acquire AMCC dated May 5, 1999. The non-binding letter of intent is conditional upon, among other things, the satisfactory completion of the Committee's due diligence investigation and obtaining a fairness opinion from the Committee's financial advisor.

     According to the non-binding letter of intent, the purchase price for AMCC is equal to $811,500, plus an amount equal to AMCC's book value as of the last day of the month immediately prior to closing, payable in cash, plus an earn-out amount payable in cash or shares of the Company's Common Stock (at the Company's discretion) equal to two times the after-tax earnings of AMCC in calendar year 1999 and two times the after-tax earnings of AMCC in calendar year 2000. In addition, the Company will repay a shareholder loan of approximately $289,000, plus accrued interest. If the Company elects to pay any portion of the purchase price in shares of the Company's Common Stock, then AMCC's shareholders have fifteen days to make arrangements to sell such shares over the next forty trading days. If the sale of such shares results in net proceeds of less than the purchase price, then the Company will pay the difference in cash to AMCC's shareholders. A copy of the non-binding letter of intent is attached to this Quarterly Report on Form 10-Q as Exhibit 99.01. The terms of the proposed acquisition of AMCC are subject to the Committee and AMCC negotiating and entering into a definitive agreement. Until such time, no assurances can be given that the acquisition will be consummated on the terms set forth above or at all.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company utilizes derivative financial instruments in the form of forward exchange contracts for the purpose of economic hedges of anticipated sale and purchase transactions. In addition, the Company enters into economic hedges for the purpose of hedging foreign currency market exposures of underlying assets, liabilities and other obligations which exist as part of its ongoing business operations. See "Currency Risk Management."

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

                         EUROPEAN MICRO HOLDINGS, INC.

EXCHANGE RATE SENSITIVITY

     The table below summarizes information on foreign currency forward exchange agreements as of March 31, 1999. The table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. The fair value has been determined by applying the mid-price of the spread on the buy or sell rates, as appropriate, of the relevant foreign currency at the balance sheet date. The mid-price used is that quoted by the Financial Times.

                                        Expected
                                       maturity or
                                     transaction date       Fair value
                                    ------------------     ------------

     FORWARD EXCHANGE
       AGREEMENTS

     (Receive $US/Pay (pound))         April 23, 1999
     Contract amount                       $1,000,000         $990,411
     Average contractual
      exchange rate                   $1.6269/(pound)1

     (Receive $US/Pay (pound))         April 15, 1999
     Contract amount                       $1,927,400       $1,902,370
     Average contractual
      exchange rate                   $1.6325/(pound)1






     Losses in respect of the foreign exchange transactions were as follows ($ in thousands). See "Management's Discussion and Analysis -- Three Month Period Ending March 31, 1999 and 1998" and " -- Nine Month Period Ended March 31, 1999 and 1998" for discussion on the changes:

                                        THREE MONTHS        NINE MONTHS
                                       ENDED MARCH 31,     ENDED MARCH 31,
                                        1999      1998      1999      1998
                                    ------------------------------------------

Loss on foreign exchange               ($354)    ($138)    ($538)    ($370)
transactions
                                    =========   =======   =======  ========

PART II

ITEM 1.   LEGAL PROCEEDINGS.

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          (a), (b), (c) and (d).  None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.
          ------------------

     On February 2, 1999, the Company's Board of Directors formed an special committee (the "COMMITTEE") consisting solely of independent directors to evaluate and determine whether the Company should acquire American Surgical Supply Corp. of Florida d/b/a American Micro Computer Center ("AMCC") and, if so, on what terms. The members of the Committee are Kyle R. Saxon and Barrett Sutton. The Committee members will be compensated at $150 per hour each for their service on the Committee. John B. Gallagher, who is a significant shareholder, Co-Chairman and Co-President of the Company, is the President and a Director of AMCC and owns fifty percent of its outstanding capital stock. The Committee's charter authorizes it to take any action it deems necessary to properly evaluate and determine whether the Company should acquire AMCC, including hiring independent advisors and ensuring that any such transaction is entirely fair to the Company and its shareholders. The Committee has selected and hired independent legal counsel and is currently interviewing investment banking firms and other candidates to serve as financial advisor to the Committee. The Committee anticipates that it will select and hire a financial advisor shortly. Since its formation, the Committee has conducted a preliminary review of the books and records of AMCC, and the Company has entered into a non-binding letter of intent to acquire AMCC dated May 5, 1999. The non-binding letter of intent is conditional upon, among other things, the satisfactory completion of the Committee's due diligence investigation and obtaining a fairness opinion from the Committee's financial advisor.

     According to the non-binding letter of intent, the purchase price for AMCC is equal to $811,500, plus an amount equal to AMCC's book value as of the last day of the month immediately prior to closing, payable in cash, plus an earn-out amount payable in cash or shares of the Company's Common Stock (at the Company's discretion) equal to two times the after-tax earnings of AMCC in calendar year 1999 and two times the after-tax earnings of AMCC in calendar year 2000. In addition, the Company will repay a shareholder loan of approximately $289,000, plus accrued interest. If the Company elects to pay any portion of the purchase price in shares of the Company's Common Stock, then AMCC's shareholders have fifteen days to make arrangements to sell such shares over the next forty trading days. If the sale of such shares results in net proceeds of less than the purchase price, then the Company will pay the difference in cash to AMCC's shareholders. A copy of the non-binding letter of intent is attached to this Quarterly Report on Form 10-Q as Exhibit 99.01. The terms of the proposed acquisition of AMCC are subject to the Committee and AMCC negotiating and entering into a definitive agreement. Until such time, no assurances can be given that the acquisition will be consummated on the terms set forth above or at all.

                         EUROPEAN MICRO HOLDINGS, INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(A)  EXHIBITS.

EXHIBIT
NO.           DESCRIPTION                                       LOCATION
    2.01      Agreement for the  Acquisition  of Sunbelt (UK)   Incorporated  by reference to Exhibit 2.01
              Limited by European Micro Plc dated October 26,   to Registrant's Form 10-Q for the quarter
              1998                                              ended September 30, 1998.

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

    3.02      Certificate of Amendment of Articles of           Incorporated by reference to Exhibit 3.02
              Incorporation                                     to Registrant's Form 10-Q for the quarter
                                                                ended March 31, 1998.

    3.03      Bylaws                                            Incorporated by reference to Exhibit No.
                                                                3.02 to the Registration Statement.

    4.01      Form of Stock Certificate                         Incorporated by reference to Exhibit No.
                                                                4.01 to the Registration Statement.

    4.02      1998 Stock Incentive Plan                         Incorporated by reference to Exhibit No.
                                                                4.02 to the Registration Statement.

    4.03      1998 Employee Stock Purchase Plan                 Incorporated by reference to Exhibit No.
                                                                4.03 to the Registration Statement.

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

   10.02      Invoice  Discounting  Agreement with Lombard      Incorporated by reference to Exhibit No.
              NatWest Discounting Limited, dated November 21,   10.02 to the Registration Statement.
              1996

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

   10.11      Contract of  Employment  between Laurence         Incorporated  by reference to Exhibit No.
              Gilbert and European Micro UK dated               10.11 to the Registration Statement.
              March 14, 1998

   10.12      Contract of Employment  between  Bernadette       Incorporated  by reference to Exhibit No.
              Spofforth and European Micro UK dated April 30,   10.12 to the Registration Statement.
              1996

   10.13      Subscription Agreement by and between John B.     Incorporated by reference to Exhibit No.
              Gallagher, Harry D. Shields, Thomas H. Minkoff,   10.13 to the Registration Statement.
              Trustee of the Gallagher Family Trust, Robert
              H. True and Stuart S. Southard, Trustees of the
              Henry Daniel Shields 1997 Irrevocable
              Educational Trust and European Micro Holdings,
              Inc. effective as of January 31, 1998

   10.14      Administrative Services Contract by and between   Incorporated by reference to Exhibit No.
              European Micro Holdings, Inc. and European        10.14 to the Registration Statement.
              Micro Plc effective as of January 1, 1998

   10.15      Escrow Agreement between European Micro           Incorporated by reference to Exhibit No.
              Holdings, Inc., Tarpon Scurry Investments, Inc.   10.15 to the Registration Statement.
              and The Chase Manhattan dated as of March 24,
              1998

   10.16      Form of Indemnification Agreements with           Incorporated by reference to Exhibit No.
              officers and directors                            10.16 to the Registration Statement.

   10.17      Form of Transfer Agent Agreement with Chase       Incorporated by reference to Exhibit No.
              Mellon Shareholder Services, L.L.C.               10.17 to the Registration Statement.

   10.18      Form of Credit  Agreement  by and between         Incorporated  by  reference  to Exhibit No.
              European  Micro UK and National Westminster       10.17 to the Annual  Report on Form 10-K
              Bank Plc                                          for the fiscal year ended June 30, 1998
                                                                filed with the Commission on September 28,
                                                                1998.

   10.19      Consulting  Contract dated  September 10, 1998    Incorporated by reference to Exhibit 10.19
              by and between European Micro Holdings, Inc.      to Registrant's Form 10-Q for the
              and The Equity Group                              quarter  ended September 30, 1998.

   10.20      Service  Agreement dated October 28, 1998 by      Incorporated by reference to Exhibit 10.20
              and between  European Micro  Holdings,  Inc.      to Registrant's  Form 10-Q for the quarter
              and Michael Gesner                                ended September 30, 1998.




   10.21      Service  Agreement dated October 28, 1998 by      Incorporated by reference to Exhibit 10.21
              and between European Micro Plc and                to Registrant's Form 10-Q for the quarter
              Gerard O'Rourke                                   ended September 30, 1998.

   11.01      Statement re: Computation of Earnings             Provided herewith.

   15.01      Letter re: Unaudited Financial Information        Not applicable.

   18.01      Letter re Change in Accounting Principles         Not applicable.

   19.01      Report Furnished to Security Holders              Not applicable.

   22.01      Published Report Regarding Matters                Not applicable.
              Submitted to Vote of Security Holders

   23.01      Consents of experts and counsel                   Not applicable.

   24.01      Power of Attorney                                 Not applicable.

   27.01      Financial Data Schedule                           Provided herewith.

   99.01      Non-binding Letter of Intent to Acquire AMCC      Provided herewith.

(B) REPORTS ON FORM 8-K.

     On November 10, 1998, the Company filed its original Form 8-K ("Form 8-K") with the Securities and Exchange Commission with respect to the acquisition of Sunbelt. In the Form 8-K, the Company stated its intention to provide the financial information of Sunbelt required by Item 7 of Form 8-K in an amendment to be filed within sixty days. On January 8, 1999, the Company filed an amended Form 8-K ("Amendment No. 1") with the Securities and Exchange Commission. In Amendment No. 1, the Company stated that the financial information required by
Item 7 of Form 8-K would not be required and such financial information was excluded. On March 12, 1999, the Company filed a second amended Form 8-K ("Amendment No. 2") with the Securities and Exchange Commission. In Amendment No. 2, the Company stated that the financial information required by Item 7 of Form 8-K would be required because it had incorrectly excluded approximately $1.2 million in advances made to Sunbelt in order to pay dividends to its former shareholders. When such advances are taken into account, Sunbelt is a "significant" business under Rule 11-01(b) of Regulation S-X. Amendment No. 2 contained Sunbelt's financial statements and the Company's pro forma financial statements which reflected the Sunbelt acquisition.

                          EUROPEAN MICRO HOLDINGS, INC.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 17, 1999               EUROPEAN MICRO HOLDINGS, INC.


                                  By: /s/ Harry D. Shields
                                      -------------------------------
                                      Harry D. Shields, Co-President