Form 10-K
period 1999-06-30
EUROPEAN MICRO HOLDINGS INC
filed 1999-09-28
CIK 1052914

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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
  (State or Other Jurisdiction           (I.R.S. Employer Identification Number)
of Incorporation or Organization)

            6073 N.W. 167th Street, Unit C-25, Miami, Florida 33015
               (Address of Principal Executive Offices)(Zip Code)

        Registrant's telephone number, including area code (305) 825-2458

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant on September 21, 1999 was $12,880,836 based on the average bid and asked prices on such date of $9.00.

         The Registrant had 4,933,900 shares of Common Stock, par value $0.01 per share, outstanding on September 21, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the definitive proxy or information statement for the 1999 Annual Meeting of Stockholders to be filed by the Registrant with the Securities and Exchange Commission under Regulation 14A are incorporated by reference in
Part III of this Form 10-K Report.

                                     PART I


ITEM 1.  BUSINESS.


GENERAL DESCRIPTION OF BUSINESS

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS,
(A) EUROPEAN MICRO HOLDINGS, INC.'S ("EUROPEAN MICRO" OR THE "COMPANY") PROJECTED SALES AND PROFITABILITY, (B) THE COMPANY'S GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN THE COMPANY'S INDUSTRY, (D) THE COMPANY'S FUTURE FINANCING PLANS, (E) THE COMPANY'S ANTICIPATED NEEDS FOR WORKING CAPITAL AND (F) BENEFITS RELATED TO THE ACQUISITIONS OF AMERICAN SURGICAL SUPPLY CORP. OF FLORIDA D/B/A AMERICAN MICRO COMPUTER CENTER ("AMCC"), SUNBELT (UK) LIMITED ("SUNBELT") AND H&B TRADING INTERNATIONAL ("H&B"). IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY CERTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CHANGES IN TRENDS IN THE ECONOMY AND THE COMPANY'S INDUSTRY, REDUCTIONS IN THE AVAILABILITY OF FINANCING AND
AVAILABILITY OF COMPUTER PRODUCTS ON TERMS AS FAVORABLE AS EXPERIENCED BY THE COMPANY IN PRIOR PERIODS AND OTHER FACTORS. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE
FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

         UNLESS THE CONTEXT OTHERWISE REQUIRES AND EXCEPT AS OTHERWISE SPECIFIED, REFERENCES HEREIN TO "EUROPEAN MICRO" OR THE "COMPANY" INCLUDE EUROPEAN MICRO HOLDINGS, INC. AND ITS THREE WHOLLY-OWNED SUBSIDIARIES, EUROPEAN MICRO PLC, A COMPANY ORGANIZED UNDER THE LAWS OF THE UNITED KINGDOM ("EUROPEAN MICRO UK"), NOR'EASTER MICRO, INC., A NEVADA CORPORATION ("NOR'EASTER"), AND COLCHESTER ENTERPRISE PTE. LTD., A COMPANY ORGANIZED UNDER THE LAWS OF SINGAPORE ("COLCHESTER") (COLLECTIVELY, THE THREE WHOLLY-OWNED SUBSIDIARIES ARE REFERRED TO AS THE "SUBSIDIARIES").


OVERVIEW

         The Company is an independent distributor of microcomputer products, including personal computers, memory modules, disc drives and networking products, to customers mainly in Western Europe and to customers and related parties in the United States. The Company's customers consist of more than 480 value-added resellers, corporate resellers, retailers, direct marketers and distributors. The Company generally does not sell to end-users. Substantially all of the products sold by the Company are manufactured by well-recognized manufacturers such as IBM, Compaq and Hewlett-Packard, although the Company generally does not obtain its inventory directly from such manufacturers. The Company monitors the geographic pricing strategies related to such products, currency fluctuations and product availability in an attempt to obtain inventory at favorable prices from other distributors, resellers and wholesalers.

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

         European Micro Holdings, Inc. was organized under the laws of the State of Nevada in December 1997 and is the parent of European Micro UK, Nor'Easter and Colchester. European Micro Holdings, Inc. is also the parent of American Micro Computer Center, Inc. ("AMERICAN MICRO") which was formed on June 24, 1999 to acquire AMCC. This transaction was structured as a merger of AMCC with and into American Micro, a newly-formed, wholly-owned subsidiary of the Company. This transaction was consummated on July 1, 1999, which is subsequent to the reporting period contained in this report. As such, the financial information contained in this report excludes the financial results of American Micro. American Micro is an independent distributor of microcomputer products in the United States. A detailed discussion of the acquisition of AMCC is contained in the section entitled "Related Party Transactions." European Micro UK was organized under the laws of the United Kingdom in 1991 to serve as an independent distributor of microcomputer products to customers mainly in Western Europe and to related parties in the United States. Nor'Easter was organized under the laws of the State of Nevada on December 26, 1997 to serve as an independent distributor of microcomputer products in the United States. Colchester was organized under the laws of Singapore in November 1998 to serve as an independent distributor of microcomputer products in Asia. On January 31, 1998, European Micro Holdings, Inc. acquired one hundred percent (100%) of the issued and outstanding shares of ordinary stock of European Micro UK in consideration for the issuance of 4,000,000 newly issued shares of common stock, par value $0.01 per share (the "COMMON STOCK"), of European Micro Holdings, Inc. The 4,000,000 shares of Common Stock of European Micro Holdings, Inc. were issued to the shareholders of European Micro UK on a pro rata basis in accordance with such shareholders' respective ownership interest in European Micro UK. As a result of the exchange, the shareholders of European Micro UK together received all of the issued and outstanding shares of Common Stock of European Micro Holdings, Inc. prior to the consummation of its initial public offering. These shareholders were John B. Gallagher, Harry D. Shields, Thomas H. Minkoff, as trustee of the Gallagher Family Trust, and Stuart S. Southard and Robert H. True, as Trustees of the 1997 Henry Daniel Shields Irrevocable Educational Trust. In addition, European Micro UK became a wholly-owned subsidiary of European Micro Holdings, Inc.

         European Micro UK is the parent of European Micro GmbH ("EUROPEAN MICRO GERMANY"), Sunbelt and European Micro B.V. ("EUROPEAN MICRO HOLLAND") and has a 50% joint venture interest in Big Blue Europe, B.V. ("BIG BLUE EUROPE"). European Micro Germany was organized under the laws of Germany in 1993 and operates as a sales office in Dusseldorf, Germany. All products sold by European Micro Germany are procured and shipped from the facilities of European Micro UK. On October 26, 1998, European Micro UK completed its acquisition of all of the outstanding shares of capital stock of Sunbelt. Sunbelt is a company registered in England and Wales which was established in 1992 and is based in Wimbledon, England. Sunbelt operates as a distributor of microcomputer products to dealers, value-added resellers and mass merchants throughout Western Europe. Except for the distribution of its Nova brand products, Sunbelt's distribution operations were integrated with and into the operations of European Micro UK. Sunbelt continues to distribute its Nova line of products in accordance with past practice. European Micro Holland was formed in 1995 and acquired the assets of H&B. European Micro UK acquired these assets on November 12, 1998. Big Blue Europe was organized under the laws of Holland in January 1997 and is a computer parts distributor with offices located near Amsterdam, Holland. Selling primarily to computer maintenance companies, Big Blue Europe has experienced growth in sales and the Company believes that Big Blue Europe is positioned to participate in the relatively high margin parts after-market industry. Big Blue Europe has no affiliation with International Business Machines Corporation.

         European Micro Holding's headquarters are located at 6073 N.W. 167th Street, Unit C-25, Miami, Florida 33015, and its telephone number is (305) 825-2458.


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

         The Company operates in a fragmented industry, where little information is available regarding its competitors and which the Company believes is not dominated by one or a small number of competitors. As a result, the Company's competitive position is not known or reasonably ascertainable. Information is available, however, for other distributors of computer products, although the Company does not compete directly with these companies. These companies include:
CHS Electronics, Inc., Ingram Micro, Inc., Inacom Corp., and Tech Data Corporation.

         There are a number of emerging trends in the microcomputer industry. Some manufacturers have implemented direct sales business models and reduced the number of distributors to which they distribute product. These efforts have been facilitated by the use of the Internet, among other things, and have reduced the availability of products in the surplus or after-market. The Company expects these trends to continue for the foreseeable future. See "Certain Business Risk Factors - Declining Margins" and "-- Competition."

         Despite the recent difficulties in the industry, the Company believes that the microcomputer products industry is still well suited for distributors because of the large number of fragmented resellers in the industry. As a result, it is cost efficient for manufacturers to outsource a portion of their distribution, credit, inventory, marketing and customer support requirements to distributors. In addition, resellers traditionally have not been able to efficiently establish direct purchasing relationships with each manufacturer because of the large number of manufacturers in the industry. Instead, resellers have traditionally relied on distributors to satisfy a significant portion of their product, financing, marketing and technical support needs. The Company believes that resellers rely on distributors for inventory management and credit rather than stocking large inventories themselves and maintaining credit lines to finance their working capital needs.


STRATEGY

         The Company's objectives are to continue to strengthen its position as a distributor of microcomputer products within Western Europe, the United States and Asia. It also proposes to diversify its international trading operations into product lines outside the microcomputer industry. In attempting to achieve these objectives, the Company intends to implement the following strategies:

         GROWTH THROUGH START-UPS AND ACQUISITIONS. The Company hopes to expand into new markets and products through a combination of start-up companies and acquisitions of existing distributors, although there can be no assurance that any acquisitions can be consummated on terms satisfactory to the Company. The Company intends to evaluate acquisition candidates outside the microcomputer industry to diversify its operations and to take advantage of its ability to source inventory worldwide. The Company expects to seek acquisition candidates which have strong entrepreneurial management teams with experience in the local markets and the potential to benefit from the economies of scale that the Company could provide through its existing infrastructure. The Company intends that any acquisitions will adopt its policies and financial reporting procedures but operate as autonomous business units. During the last two fiscal years, the Company has formed Nor'Easter located in New Hampshire and Colchester located in Singapore. Also, the Company has acquired Sunbelt located in Wimbledon, England, H&B located near Amsterdam, Holland and AMCC located in Miami, Florida.

         FURTHER DEVELOP NEW INTERNATIONAL MARKETS. The Company has, to date, focused its activities on the distribution of microcomputer products mainly in Western Europe and the United States. More recently, the Company has been working on new opportunities in Asia and Eastern Europe. During Fiscal 1999, Colchester began operations in Singapore. Colchester will source product for the Company and will act as an independent distributor throughout Asia. The Company believes that its success in the culturally and linguistically diverse markets of Western Europe will be advantageous to the Company in expanding into new regions.

         FOCUSED DISTRIBUTION. The Company's strategy is to operate as a focused distributor by addressing each national market in which it operates with a limited and select group of products from a limited and select group of high quality manufacturers. The Company believes this strategy helps it achieve a degree of strength within its chosen markets. The Company also believes that this strategy will further enhance its relationships with both its suppliers and customers. In addition, the Company intends to seek new products and suppliers that will reflect the requirements of the marketplace while at the same time remaining a focused distributor. The Company believes that this focused approach also results in more effective asset management. Generally, because popular products from leading manufacturers are in greater demand, the Company believes that this results in more efficient inventory management by virtue of greater inventory turns and, therefore, lower working capital requirements.


PRODUCTS AND CUSTOMERS

         The Company's sales consist of hardware products such as personal computers, memory modules, disc drives and networking products which are sold to a customer base of more than 480 value-added resellers, corporate resellers, retailers, direct marketers and distributors. The Company anticipates the continued expansion of its customer database through the growth of start-up companies and the addition of the acquired companies' customer lists.

         The Company typically purchases its products from distributors and other suppliers in large quantities. As a focused distributor, the Company focuses on a limited and select group of products from a limited and select group of high quality manufacturers. As a result, the Company carries fewer individual products from fewer manufacturers than broadline distributors. The Company believes that this policy enables it to better understand the products it sells and the geographical areas in which it operates.

         The Company's customers typically rely on distributors as their principal source of microcomputer products. The Company finances a significant portion of its total sales by extending trade credit. The Company attempts to minimize the risk of such credit by, among other things, monitoring the credit worthiness of its customers and insuring some of its accounts receivable. European Micro UK has sought to insure substantially all of its accounts receivable. Nor'Easter, Colchester and American Micro generally do not insure their accounts receivable. For the fiscal year ended June 30, 1999, no single customer accounted for more than approximately 6% of the Company's total net sales. Technology Express, a company wholly-owned by Harry D. Shields, who is also Co-President, Co-Chairman and a Director of the Company, was the Company's largest customer accounting for about 6% of total net sales and AMCC, a company previously owned 50% by John B. Gallagher, Co-President, Co-Chairman and a Director of the Company which was acquired by the Company on July 1, 1999, accounted for approximately 5.6% of the Company's total net sales. For the fiscal year ended June 30, 1998, Technology Express accounted for approximately 17.2% of the Company's total net sales. For the fiscal year ended June 30, 1997, no single customer accounted for more than approximately 8.5% of the Company's total net sales. The Company does not believe the loss of any customer would have a material adverse effect on its business, financial condition or results of operations. The Company's backlog orders are not considered material to its business.

         The Company's operations involve a single industry segment, the distribution of microcomputer products. Historically, the Company has operated in one geographic area--the United Kingdom--and has exported products from the United Kingdom to other European countries and to related parties in the United States. With the addition of Nor'Easter in the United States, the Company's sales to third parties in the United States have increased. This trend is expected to continue with the addition of American Micro. The following table sets forth the Company's net sales for each of the last three fiscal years attributable to geographic areas:


                                      ($ IN THOUSANDS)

                                     YEARS ENDED JUNE 30,
COUNTRY                       1999             %             1998            %           1997             %
--------                      ----             -             ----            -           ----             -

Argentina                     $-----            0.0%          $----           0.0%         $90            0.2%
Austria                          125            0.1             316           0.3          ---            0.0
Belgium                        1,286            1.0           1,568           1.4        1,496            3.2
Canada                         2,202            1.7             ---           ---          ---            ---
Denmark                        2,254            1.7           5,182           4.7        1,402            3.0
Finland                        1,357            1.0           1,859           1.7          696            1.5
France                         7,891            5.9           6,219           5.6        4,173            8.9
Germany                       12,910            9.8          13,476          12.1        8,282           17.7
Great Britain                 47,753           36.1          30,712          27.5       21,050           45.1
Greece                            66            0.0             ---           ---          ---            ---
Ireland                        1,918            1.5           1,132           1.0          642            1.4
Italy                            580            0.4              58           0.0           26            0.1
Luxembourg                       266            0.2             151           0.1           40            0.1
Netherlands                    7,673            5.8          10,168           9.2        4,653           10.0
Portugal                           5            0.0             105           0.1           71            0.2
Spain                             70            0.1              14           0.0           35            0.1
Sweden                           224            0.2           1,137           1.0        1,582            3.4
USA                           36,727           27.8          30,999          27.8           64            0.1
Other                          8,899            6.7           8,357           7.5        2,353            5.0
                             -------         ------         -------        ------       ------         ------
Total Net Sales             $132,206         100.0%        $111,453        100.0%      $46,655         100.0%
                            ========         ======        ========        ======      =======         ======


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


SOURCES OF SUPPLY

         The Company obtains its products from distributors and other suppliers throughout the world in an attempt to obtain products at favorable prices while also maintaining continuity of supply. The Company generally makes its purchases based on the most favorable combination of prices, quantities and product selection, and therefore its suppliers are constantly changing. Other than Technology Express, the Company does not believe that the loss of any single supplier would have a material adverse effect on its operations. For the fiscal year ended June 30, 1999, the Company obtained 58.4% of its products from ten suppliers (45.7% excluding Technology Express). For the fiscal year ended June 30, 1998, the Company obtained 87.2% of its products from ten suppliers (80.4% excluding Technology Express). For the fiscal year ended June 30, 1997, the Company obtained 86.5% of its products from ten suppliers (35.4% excluding Technology Express). The decrease in the percentage of products sourced from the top ten suppliers in 1999 is the result of an increase in the number of suppliers attributable to the start-up growth of Nor'Easter and Colchester. The Company does not generally obtain products directly from manufacturers and generally does not enter into any long-term or distribution agreements with its suppliers. In some cases suppliers are also customers. Whenever possible, products are purchased with the benefit of price protection so that the Company will receive a credit in the event the price of a product is reduced by the manufacturer.

         Suppliers deliver products against purchase orders tendered by the Company. The Company often requests specific delivery dates in its purchase orders and lead times for delivery from suppliers are typically short. Delivery is, however, subject to availability, and, while suppliers have no liability to the Company for failure to meet a delivery date, orders may be canceled by the Company where the terms of an order have not been met. From time to time the Company experiences delivery delays and inventory shortages. The Company believes that these delays and shortages are common to other distributors of microcomputer products. The Company does not, like many of its competitors, rely on a single contractual source of product supply.

         Historically, the Company has paid for a significant amount of product on delivery, a practice which leads to lower prices and earlier delivery dates. The Company's suppliers have increased available credit commensurate with its growth and the Company expects to continue to take advantage of credit purchases.

         Substantially all of the products purchased by the Company are trademarked or copyrighted products which may have been sold to distributors by the manufacturers and resold to the Company. From time to time, trademark or copyright owners and their licensees and trade associations have initiated litigation or administrative agency proceedings seeking to halt the importation of such products into many of the countries in which the Company operates. There can be no assurance that future judicial, legislative or administrative agency action in such countries, including possible import, export, tariff or other trade restrictions, will not limit or eliminate some of the Company's sources of supply or other business activities. In addition, there can be no assurance that the Company's business activities will not become the subject of legal or administrative actions brought by manufacturers, distributors or others based on violations of trademark or copyright rights or other laws. Such judicial, legislative, administrative or legal actions could have a material adverse effect on the Company's business, financial condition and results of operations. The Company sells products in the United States and expects to continue to do so in the future. United States trademark and copyright owners and their licensees and trade associations in other industries have initiated litigation or administrative agency proceedings seeking to halt the importation into the United States of foreign manufactured or previously exported trademarked or copyrighted products. Such actions in the United States may prevent the Company from selling certain products in the United States.

         The Company continues to closely monitor European and UK legal decisions in respect of the importation of trademarked goods into the European Economic Area ("EEA"). The approach of the European Courts has allowed trademark owners to prevent re-importation without consent. However, a recent decision of an English Court has placed the strictest possible interpretation on that approach. The Company has historically not encountered any problems from its suppliers as a result of these legal decisions but the Company has obtained a significant amount of its inventory from outside the EEA. Any disruption in the Company's ability to source goods from outside the EEA will have a material adverse effect on the Company's business, financial condition and results of operations.


SALES AND MARKETING

         In order to address the individual customs, practices and business conventions in the countries in which the Company operates, the Company employs a sales staff conversant in Chinese, Dutch, English, French, German, Italian and Spanish and with a general knowledge of the applicable markets. Oversight and strategic direction are provided by senior management of the Company.

         SALES. The Company markets its products to distributors and resellers, not end-users. As of June 30, 1999, the Company distributed products to more than 480 value-added resellers, corporate resellers, retailers, direct marketers and distributors. The Company's customers typically place orders through a sales representative. The Company maintains detailed information regarding its current inventory levels and pricing. The Company has historically experienced a reduction in demand during the summer months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

         MARKETING. The Company's marketing department monitors and evaluates national market trends, price movements and changes in product specifications. It is also responsible for developing and implementing the Company's advertising programs. The marketing department routinely queries the Company's customer base to ascertain how customers value its products, services, sales and support compared to its competitors. The feedback allows the Company to constantly tailor its business to its customers' needs. In 1996, European Micro introduced the Premier Dealers Club to attract small and medium sized resellers by offering them value-added procurement services that they were not enjoying from their current broadline distributors. Members of the Premier Dealers Club agree to purchase a target amount of products from the Company for a given period and those members achieving such goals earn rebates. Members also enjoy priority access to products in short supply, expedited shipment of orders, monthly analysis of purchases and rebates earned, internet ordering, marketing information and purchasing and outsourcing assistance.


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


INTELLECTUAL PROPERTY

         The Company is attempting to build a brand name in the microcomputer industry. To that end, the Company has applied for trademark protection both in the United Kingdom and within the European Community. The Company is currently evaluating and will continue to evaluate the need to apply for trademark protection in the United States and in other countries as the Company expands. The following is a summary of the trademarks which the Company has applied for and their current status:


TRADEMARK                     CLASS(1)     NO.             APPLICANT          DATE OF FILING       COMMENTS
---------                     --------     ---             ---------          --------------       --------

European Micro                   9       438689        European Micro UK          12-23-96      U.K. Trademark
                                                                                                granted
European Micro Plc & Logo        9       2119204       European Micro UK          12-20-96      U.K. Trademark
                                                                                                granted
Premier Dealers Club & Logo      9       2152310       European Micro UK          11-29-97      U.K. Trademark
                                                                                                granted
Premier Dealers Club & Logo      9       695072        European Micro UK          12-1-97       Community
                                                                                                Trademark
                                                                                                application


---------------------

(1)  Class  9  covers  computer  software,   computer  peripherals,   parts  and
accessories for all such goods.

EMPLOYEES

         On September 1, 1999, the Company and its subsidiaries had the number of full-time employees set forth in the following table:

NAME                                                     NUMBER OF EMPLOYEES
----                                                     -------------------

European Micro Holdings, Inc.                                     5
European Micro UK                                                50
European Micro Germany                                            2
European Micro Holland                                            1
Nor-easter                                                        5
Big Blue Europe                                                  20
Colchester                                                        3
American Micro                                                   22
                                                                ---
     TOTAL                                                      108

         Of the total number of full-time employees, forty-four work in marketing and sales, twenty in warehousing and delivery and forty-four are employed in administrative and other support positions. None of the Company's employees are represented by unions. There has been no disruption of operations due to a labor dispute. Management considers its relations with its employees to be good.


CERTAIN BUSINESS RISK FACTORS

         The Company is subject to various risks which may have a material adverse effect on its business, financial condition and results of operations. Certain risks are discussed below:


NO CONTRACTS OR DISTRIBUTION AGREEMENTS WITH SUPPLIERS

         The Company is an independent distributor of personal computers and related products. The Company has not entered and does not expect to enter into any long-term distribution arrangements with its suppliers. Rather, the Company depends almost entirely on the availability of product in the surplus or aftermarket. The microcomputer products industry is characterized by periods of severe product shortages and customer backlog due to suppliers' difficulty in projecting demand. There can be no assurance that suppliers will be able to maintain an adequate supply of products which will adequately fulfill all of the Company's customer orders on a timely basis. Failure to obtain adequate product in required quantities would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, because the Company does not utilize supplier contracts, it does not enjoy the traditional benefits that they provide, such as inventory price protection, market development funds or payment terms.


RELATED PARTY PURCHASES AND SALES

         Since its formation in 1991, the Company has belonged to a group of related companies called the Micro Computer Center Group (the "GROUP"). The Group is comprised of European Micro Holdings, Inc. and its subsidiaries, Technology Express in Nashville, Tennessee, and, until August 1, 1997, Ameritech Exports, Inc., in Miami, Florida ("AMERITECH EXPORTS") and Ameritech Argentina S.A., in Buenos, Argentina ("AMERITECH ARGENTINA"). Harry D. Shields is the sole owner of Technology Express and, until August 1, 1997, had an ownership interest in Ameritech Exports and Ameritech Argentina. Until July 1, 1999, John B. Gallagher had a 50% ownership interest in AMCC and, until August 1, 1997, had an ownership interest in Ameritech Exports and Ameritech Argentina. In order to facilitate fast and efficient international transactions, each member of the Group has acted as a supplier for, and purchaser from, the other members of the Group. Such factors as country supply, currency fluctuation and manufacturer's geographic pricing strategy lead to a constantly changing model where purchases and sales to other members of the Group depend on the then current economic balance. The Group has attempted to price inter-Group sales at one percent above the selling Group member's cost, although the Group has made numerous exceptions in times of short supply, to cover assembly costs and to reward certain Group members for exceptional low-cost purchases. This low mark-up has enabled each Group member to buy product quickly and efficiently in the others' primary territories and to take advantage of quantity purchasing, financing and logistics of the other members of the Group. Additionally, the Company has paid certain management and consulting fees to the other members of the Group.

         The following table describes the inter-Group sales and purchases for the time periods specified:

                                                 ($ IN THOUSANDS)
                                              YEARS ENDED JUNE 30,
                                        1999           1998           1997
                                   -------------- -------------- -------------
SALES TO GROUP MEMBERS
AMCC                                  $7,356            $9,875          $66
Technology Express                     7,984            19,217          (2)
Ameritech Argentina                       --                --           90
                                   -------------- -------------- -------------
                                     $15,340           $29,092         $154
                                   ============== ============== =============

                                                  YEARS ENDED JUNE 30,
                                        1999           1998           1997
                                   -------------- -------------- -------------
PURCHASES FROM GROUP MEMBERS
AMCC                                  $1,339              $507       $1,092
Technology Express                    15,559             8,749       20,717
Ameritech Exports                         --                --          848
                                   ============== ============== =============
                                     $16,898            $9,256      $22,657
                                   ============== ============== =============

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

         The Group pricing structure is subject to review by the applicable taxing agency, including the Internal Revenue Service in the United States and Inland Revenue in the United Kingdom. An adverse decision by any such taxing agency with respect to the inter-Group pricing structure could result in the imposition of additional income taxes, interest or penalties. This would have a material adverse effect on the Company's business, financial condition and results of operations.


RISKS ASSOCIATED WITH INTERNATIONAL SALES

         The Company's existing and planned international operations are subject to political and economic uncertainties, including, without limitation, inflation, hyperinflation, risk of renegotiation or modification of existing agreements or arrangements with governmental authorities, transportation, tariffs, export controls, foreign exchange restrictions which limit the repatriation of investments and earnings therefrom, changes in taxation, governmental challenges to the Company's tax strategies, hostilities and confiscation or nationalization of property. The Company's current expansion into certain markets, such as Asia and Eastern Europe where, among other things, the financial, economic, legal systems and infrastructures are less developed, poses a greater degree of these and other risks than the Company's current business operations in Western Europe and the United States. A material increase in the risks posed by these and other considerations would have a material adverse effect on the Company's business, financial condition and results of operations.


RISK OF CURRENCY FLUCTUATIONS

         A significant amount of the Company's sales were denominated in currencies other than the United States dollar. Changes in the value of foreign currencies relative to the United States dollar could adversely affect the Company's results of operations and financial position, and transaction gains and losses could contribute to fluctuations in the Company's results of operations and cash position. When possible, the Company engages in currency hedging transactions primarily through the purchase and sale of forward exchange contracts intended to reduce these risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Currency Risk Management." There can be no assurance that fluctuations in foreign currency rates will not have a material adverse effect on the Company's business, financial condition and results of operations.


DECLINING MARGINS

         As a result of intense price competition in the microcomputer products industry, the Company has had, and expects to continue to have, narrower gross profit and operating profit margins than in prior years. Such margins magnify the impact on operating results of variations in sales and operating costs. The Company's gross margins increased from 11.4% for the fiscal year ended 1997 to 12.9% for the fiscal year 1998. In the fiscal year ended June 30, 1999, gross margin declined to 8.4%. Also, operating margins for the last three fiscal years were 1.5% in 1999, 6.5% in 1998 and 4.4% in 1997. These narrower margins have resulted from a lack of availability of products at favorable prices, resulting in lower margins than in prior years. The Company has taken a number of steps intended to address the computer industry's declining margins, including improving and enhancing its information systems. In addition, the Company has attempted to diversify its sources of supply to locate product at favorable prices. Even though the Company has seen margin percentages move up and down over the last three years, there can be no assurance that the Company will maintain or increase sales or further reduce operating expenses as a percentage of sales in the future. Moreover, there can be no assurance that these steps will prevent these margins from continuing to decline. Future gross profit margins may be adversely affected by changes in product mix, manufacturer pricing actions and competitive and economic pressures. While the Company will continue to explore ways to improve gross margins and reduce operating expenses as a percentage of sales, there can be no assurance that the Company will be successful in such efforts or that the Company's margins will not decline in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


COMPETITION

         The Company operates in a highly competitive environment. The computer wholesale distribution industry is characterized by intense competition, based primarily on product availability, credit availability, price, speed of delivery, quality and range of product lines, service and support. Certain of the Company's competitors have greater financial, marketing, service and technical support resources than the Company and may sell products at prices below those charged by the Company. In addition, several computer manufacturers have expanded their channels of delivery, pricing and product positioning, including selling direct to consumers. These efforts have been facilitated through the use of the Internet and are expected to continue for the foreseeable future. There can be no assurance that the Company's resources will be sufficient to allow the Company to compete effectively in the future. Continued increases in competition could have a material adverse effect on the Company's business, financial condition and results of operations due to, among other things, potential price reductions and potential loss of market share.

DEPENDENCE ON KEY PERSONNEL

         The Company's success to date has been significantly dependent on the contributions of John B. Gallagher and Harry D. Shields, the founders of the Company. The loss of the services of either person would have a material adverse effect on the Company's business, financial condition and results of operations. The Company has key-man life insurance policies with respect to Harry D. Shields and John B. Gallagher. The Company's success also depends to a significant extent upon a number of its other key employees, and the loss of the services of one or more other key employees could also have a material adverse effect on the Company. In addition, the Company believes that its future success will depend in part upon its ability to attract and retain additional highly-skilled professional, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting, training and retaining the personnel that it requires for its business and planned growth, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.


RELIANCE ON KEY SUPPLIERS

         The Company does not manufacture any of its own products but rather resells products purchased from suppliers. For the year ended June 30, 1999, the Company obtained 58.4% of its products from ten suppliers (45.7% excluding Technology Express). Accordingly, the Company is highly dependent upon such suppliers and the loss of Technology Express or the loss of a combination of other suppliers would have a material adverse effect on the Company's business, financial condition and results of operations.


RELIANCE ON KEY PRODUCTS

         For the fiscal year ended June 30, 1999, the Company's ten best selling products accounted for the majority of its net sales. Accordingly, the inability of the Company to obtain adequate supplies of these products would have a material adverse effect on the Company's business, financial condition and results of operations.


RELIANCE ON KEY CUSTOMERS

         For the fiscal year ended June 30, 1999, the Company's twenty largest third party customers accounted for 35.3% of the Company's net sales. None of these customers individually accounted for more than about 3.0% of such net sales. However, the Company is highly dependent upon such customers and the loss of a combination of such customers could have a material adverse effect on the Company's business, financial condition and results of operations.


RELIANCE ON KEY MARKETS

         Certain markets within which the Company operates represent a high percentage of its total operating earnings and net sales. For example, for the year ended June 30, 1999, approximately 36.1% of net sales were attributable to the markets of the United Kingdom and 27.8% for the United States. Decreases in the volume of sales in such regions or declines in operating margins could have a material adverse effect on the Company's business, financial condition or results of operations.


CONTROL BY MANAGEMENT

         John B. Gallagher and Harry D. Shields together beneficially own approximately 71% of the outstanding shares of Common Stock of the Company. As a result, these shareholders, acting together, have the voting power required to approve all matters requiring approval by the Company's shareholders, including the election of directors of the Company, transactions involving the potential sale or merger of the Company, the issuance of additional equity, warrants or options or the incurrence of significant indebtedness. Moreover, two trusts (the "TRUST SHAREHOLDERS") created by Messrs. Gallagher and Shields together beneficially own approximately 10% of the outstanding shares of Common Stock of the Company. Pursuant to a Trusteed Shareholders Cross-Purchase Agreement dated January 31, 1998, Messrs. Gallagher and Shields agreed to vote all shares of Common Stock owned or controlled by them together on all matters submitted to a vote of the shareholders of the Company, including the election of directors. In the event that Messrs. Gallagher and Shields cannot agree on the manner in which to vote their respective shares, then neither may vote his shares. In addition, the Trust Shareholders have agreed to vote all shares of Common Stock owned or controlled by them together on all matters submitted to a vote of the shareholders of the Company, including the election of directors. In the event that the Trust Shareholders cannot agree on the manner in which to vote their respective shares, neither Trust Shareholder may vote its shares.


CUSTOMER CREDIT EXPOSURE

         The Company sells its products and services to a customer base of more than 480 value-added resellers, corporate resellers, retailers, direct marketers and distributors. The Company finances a significant portion of such sales by extending trade credit. As a result, the Company's business could be adversely affected in the event of the deterioration of the financial condition of its customers, resulting in the customers' inability to repay the Company. The Company attempts to minimize the risk of such credit by, among other things, monitoring the creditworthiness of its customers and insuring some of its accounts receivable. European Micro UK has sought to insure substantially all of its accounts receivable. Nor'Easter, Colchester and American Micro generally do not insure their accounts receivable. No assurances can be given that European Micro UK will maintain such insurance or, if such insurance is maintained, that it will be maintained in an amount equal to the aggregate amount of credit extended by European Micro UK. In addition, no assurances can be given that such insurance will be available in the future on terms acceptable to European Micro UK, if at all. Moreover, the deterioration of the financial condition of one or more of its customers may make future sales to such customers uninsurable.


RISKS ASSOCIATED WITH ACQUISITIONS

         During fiscal year 1999, the Company acquired two businesses, Sunbelt and H&B. In addition, on July 1, 1999, the Company acquired AMCC. The Company may acquire other businesses that it believes would compliment and expand its existing business. Acquisitions in other lines of business are also possible. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including: (i) the diversion of management's attention; (ii) the difficulty of assimilation of the operations and personnel of the acquired companies; (iii) the amortization of acquired intangible assets;
(iv) the assumption of potential liabilities, disclosed or undisclosed, associated with the businesses acquired, which may exceed the amount of indemnification available from the seller, if any; (v) the risk that the financial and accounting systems utilized by the businesses acquired will not meet the Company's standards; (vi) the risk that the businesses acquired will not maintain the quality of services that the Company has historically provided;
(vii) the dilutive effect of the use of the Company's Common Stock as consideration for acquisitions; and (viii) the inability to attract and retain qualified local management. There can be no assurance that the Company will be able to consummate any future acquisitions on satisfactory terms, if at all, that adequate financing will be available on terms acceptable to the Company, that any acquired operations will be successfully integrated or that such operations will ultimately have a positive impact on the Company's business, financial condition and results of operations.


TRADE RESTRICTIONS ON CROSS-BORDER SALES

         Substantially all of the products purchased by the Company are trademarked or copyrighted products which may have been sold to distributors by the manufacturers and resold to the Company. From time to time, trademark or copyright owners and their licensees and trade associations have initiated litigation or administrative agency proceedings seeking to halt the importation of such products into many of the countries in which the Company operates. There can be no assurance that future judicial, legislative or administrative agency action in such countries, including possible import, export, tariff or other trade restrictions, will not limit or eliminate some of the Company's secondary sources of supply or other business activities. In addition, there can be no assurance that the Company's business activities will not become the subject of legal or administrative actions brought by manufacturers, distributors or others based on violations of trademark or copyright rights or other laws. Such judicial, legislative, administrative or legal actions could have a material adverse effect on the Company's business, financial condition and results of operations. The Company sells products in the United States and expects to continue to do so in the future. United States trademark and copyright owners and their licensees and trade associations in other industries have initiated litigation or administrative agency proceedings seeking to halt the importation into the United States of foreign manufactured or previously exported trademarked or copyrighted products. Such actions in the United States may prevent the Company from selling certain products in the United States. The Company continues to closely monitor European and UK legal decisions in respect of the importation of trademarked goods into the European Economic Area ("EEA"). The approach of the European Courts has allowed trademark owners to prevent re-importation without consent. However, a recent decision of an English Court has placed the strictest possible interpretation on that approach. The Company has not encountered any problems from its suppliers as a result of these decisions but the Company has historically obtained a significant amount of its inventory from outside the EEA. Any disruption on the Company's ability to source goods from outside the EEA will have an adverse effect on the Company's business, financial condition and results of operations.


MANAGEMENT OF GROWTH

         The rapid growth of the Company's business has required the Company to make significant additions in personnel and has significantly increased its working capital requirements. Such growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon the Company's management, operating and financial systems and other resources. There can be no assurance that the strain placed upon the Company's management, operating and financial systems and other resources will not have a material adverse effect on the Company's business, financial condition and results of operations, nor can there be any assurance that the Company will be able to attract or retain sufficient personnel to continue the planned expansion of its operations. Also crucial to the Company's success in managing its growth will be its ability to achieve economies of scale, such as enhanced purchasing power, the ability to purchase a higher percentage of product on credit and the ability to obtain product which the Company might not otherwise be able to obtain. There can be no assurance that the Company will be able to achieve such economies of scale, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has experienced significant sales growth, such growth may not be indicative of future sales growth.

         To manage the expansion of its operations, the Company must continuously evaluate the adequacy of its management structure and its existing systems and procedures, including, without limitation, its data processing, financial and internal control systems. When entering new geographic markets, the Company will be required to implement its policies and financial reporting procedures, recruit personnel, and adapt its distribution systems to varying cultural, economic and governmental systems. There can be no assurance that management will adequately anticipate all of the changing demands that growth could impose on the Company's systems, procedures and structure. In addition, the Company will be required to react to changes in its industry, and there can be no assurance that it will be able to do so successfully or at all. Any failure to adequately anticipate and respond to such changing demands may have a material adverse effect on the Company's business, financial condition and results of operations.


RISKS ASSOCIATED WITH HOLDING FOREIGN SUBSIDIARIES

         Most of the operations of European Micro Holdings, Inc. are and will be conducted through its direct or indirect subsidiaries, some of which are formed outside of the United States. Periodically, European Micro Holdings, Inc. loans money to its subsidiaries to finance their operations. These loans are unsecured. European Micro Holdings, Inc.'s available cash will depend upon the cash flow of its subsidiaries and the ability of those subsidiaries to repay these loans and to make funds available to European Micro Holdings, Inc. in the form of loans, dividends, intercompany advances, management fees or otherwise. The subsidiaries are separate and distinct legal entities and, except for the payment of management fees and the repayment of the loans, have no obligation, contingent or otherwise, to make funds available to European Micro Holdings,

Inc., whether in the form of loans, dividends, intercompany advances or otherwise. The applicable law in certain countries may limit the ability of the Company's foreign subsidiaries to repay the loans or to pay dividends in the absence of sufficient withholding taxes, distributable reserves or for other reasons. None of European Micro Holdings, Inc.'s current subsidiaries are subject to any currency exchange controls. However, future exchange controls, or the existence of such controls in other countries in which European Micro Holdings, Inc. establishes or acquires subsidiaries, could limit or restrict the ability of European Micro Holdings, Inc. to get repaid or obtain loans, dividends, intercompany advances or otherwise access the financial resources of such subsidiaries. In addition, the subsidiaries may from time to time in the future become parties to financing arrangements, which may contain limitations on the ability of such subsidiaries to pay dividends or to make loans or advances to European Micro Holdings, Inc. In the event of any insolvency, bankruptcy or similar proceedings, creditors of the subsidiaries would generally be entitled to priority over European Micro Holdings, Inc. with respect to assets of the affected subsidiaries. Such an event may adversely affect European Micro Holdings, Inc.'s ability to collect the loans from its subsidiaries and would have a material adverse effect on its business, financial condition and results of operations.


AVAILABLE CAPITAL FOR OBTAINING PRODUCTS IN BULK

         The Company's business often requires the volume buying of discounted products. This requires the Company to have sufficient available cash or financing to be able to take advantage of such discounted prices on a timely basis. There can be no assurance that the Company will continue to have available cash or financing. A shortage of available cash or financing may prevent the Company from being able to purchase inventory at favorable prices and therefore have a material adverse effect on the Company's business, financial condition and results of operations.


NEED FOR ADDITIONAL CAPITAL

         The Company has grown through internal expansion and acquisitions, which has resulted in the need for significant amounts of capital or financing which prior to the initial public offering had been provided by the Company's founding shareholders. To maintain historical levels of growth, the Company may need to seek additional funding through a secondary public offering or private financing and may, when attractive sources of capital become available, elect to obtain capital in anticipation of such needs. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If additional funds are raised by issuing equity securities, dilution to existing shareholders may result. If funding is insufficient, the Company may be required to delay, reduce the scope of or eliminate some or all of its expansion plans.


RISK OF INDEBTEDNESS

         The Company may incur substantial amounts of indebtedness in its operations. In such event, the Company would dedicate an increasing portion of its cash flow to servicing such indebtedness, thereby exposing it to the risks inherent in a highly leveraged company, including, among other things, interest rate and default risks. An increase in interest rates charged by lending institutions will increase the cost of servicing the Company's indebtedness as well as increase the cost of financing future acquisitions. Additionally, the Company anticipates that such indebtedness will be secured by liens on the Company's assets, and a default on such indebtedness may result in the Company's lenders foreclosing such liens. The occurrence of any of these things could have a material adverse effect on the Company's business, financial condition and results of operations. Loan agreements also typically impose substantial restrictions on borrowers and normally require strict compliance with certain financial ratios and other criteria, all of which may significantly restrict the Company's business or financial flexibility and have a material adverse effect on the Company's business and financial condition. If funding is insufficient, the Company may be required to delay, reduce the scope of or eliminate some or all of its expansion plans. This would have a material adverse effect of the Company's business, financial condition and results of operations.


VARIABILITY OF CUSTOMER REQUIREMENTS

         The level and timing of orders placed by the Company's customers vary due to a number of factors, including customer attempts to manage inventory, changes in customers' business strategies and variations in demand for products. The Company relies on its estimate of anticipated future volumes when making commitments regarding the quantities and the mix of products that it intends to carry in inventory. The Company does not have long term contracts with its customers. As such, nothing would prohibit the Company's customers from reducing or eliminating their orders with the Company which would result in a decrease in sales and an increase in inventory carrying costs and obsolescence. Any significant reduction in customer orders could have a material adverse effect on the Company's business, financial condition and results of operations.


FLUCTUATIONS IN QUARTERLY RESULTS

         The Company's quarterly net sales and operating results have varied significantly in the past and will likely continue to do so in the future, as a result of such factors as seasonal variations in the demand for the products and services offered by the Company, the introduction of new hardware and software technologies and products offering improved features and functionality, the introduction of new products and services by the Company and its competitors, the loss or consolidation of a significant supplier or customer, changes in the level of operating expenses, inventory adjustments, product supply constraints, competitive conditions including pricing, interest rate fluctuations, the impact of acquisitions, currency fluctuations and general economic conditions.

         Specific historical seasonal variations in the Company's operating results have included a reduction in demand in Europe during the summer months and changes in the product cycle of major products. The Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly operating results. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. In certain future quarters, the Company's operating results may be below the expectations of public market analysts or investors. In such event, the market price of the Common Stock would be materially adversely affected.


EFFECTS OF TECHNOLOGICAL CHANGE

         The products sold by the Company are characterized by rapidly changing technology, frequent new product introductions and evolving industry standards that can render the products marketed by the Company obsolete or unmarketable in a relatively short period of time. Although it is the policy of most manufacturers of microcomputer products to protect distributors in the form of price protection and/or stock rotation, the nature of the Company's business does not allow it to enjoy those benefits. See "Certain Business Risk Factors - No Contracts or Distribution Agreements with Suppliers." The Company's future success will depend upon its ability to limit its exposure to obsolescence in its inventory and to gain access to its vendors' new product lines, as well as product lines of any additional vendors that release new and desirable technology.


ANTI-TAKEOVER CONSIDERATIONS

         The Company's Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative rights thereof without any further vote or action by the Company's shareholders. The issuance of preferred stock could dilute the voting power of holders of Common Stock and could have the effect of delaying, deferring or preventing a change in control of the Company. The Company's Articles of Incorporation provide that the holders of a majority of the preferred stock, voting separately from the holders of the Common Stock, must approve certain transactions. The Company's Board of Directors has been divided into three equal size classes serving staggered three-year terms. Therefore, any shareholder interested in gaining control of the Company will be precluded from electing a majority of directors in any single year. Certain change of control transactions such as mergers, share exchange or sale of substantially all of the assets of the Company require an affirmative vote of a majority of the holders of the Company's Common Stock and a majority of the holders of the Company's preferred stock.

         In addition, Messrs. Gallagher and Shields together control approximately 71% (81% if the Shares of the Trust Shareholders are included although Messrs. Gallagher and Shields do not have voting power with respect to the shares held by the Trust Shareholders) of the outstanding shares of Common Stock, and the voting power of these shareholders could have the effect of delaying or preventing a change in control of the Company. These, and certain other provisions of the Company's Articles of Incorporation and Bylaws, as well as Nevada law, may operate in a manner that could discourage or render more difficult a takeover of the Company or the removal of management or the Board of Directors.


FOREIGN CORRUPT PRACTICES ACT

         The Company, like other companies operating internationally, is subject to the United States Foreign Corrupt Practices Act ("FCPA") and other laws which prohibit improper payments to foreign governments and their officials by United States and other business entities. The FCPA also requires companies to maintain accurate record keeping and systems of internal control to ensure that funds are not misappropriated. The Company's operations in certain countries create the risk of an unauthorized payment by an employee or agent of the Company which would be in violation of such laws, including the FCPA. Violations of the FCPA or these other laws may result in severe criminal penalties against the Company and its officers and directors which could have a material adverse effect on the Company's business, financial condition and results of operations.


NO ANTICIPATION OF DIVIDENDS

         The Company anticipates that for the foreseeable future, earnings, if any, will be retained for the development of its business and will not be distributed to shareholders as dividends. The declaration and payment of dividends, if any, by the Company at some future time will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or senior securities and any other factors deemed relevant by the Company's Board of Directors. The declaration and payment of dividends, if at all, by the Company will be at the discretion of the Board of Directors. See "Dividends."


IMPACT OF THE EUROPEAN MONETARY UNION

         On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro." These countries adopted the Euro as their common legal currency on that date. The Euro is trading on currency exchanges and is available for non-cash transactions. Until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries. Through the operations of European Micro UK, the Company has significant operations within the European Union, including many of the countries which adopted the Euro. The Company continues to evaluate the impact that the Euro will have on its continuing business operations and no assurances can be given that the Euro will not have a material adverse effect on the Company's business, financial condition and results of operations. However, the Company does not expect the Euro to have a material effect on its competitive position as a result of price transparency within the European Union because the Company does not rely on currency imbalances in purchasing inventory from within the European Union. In the first two quarters of trading, the Euro devalued against sterling by 8.55%, adversely affecting the value of the Company's trade receivables denominated in Euros, and on an ongoing basis the Company cannot accurately predict the impact the Euro will have on currency exchange rates or the Company's currency exchange rate risk. The Internal Revenue Service ("IRS") has requested comments on various tax issues raised by the Euro conversion. The IRS is expected to publish guidelines on this issue soon and, until such time, the Company cannot predict whether the IRS guidelines will have any tax consequences on the Company.


LABOR RELATIONS

         The Company's labor force is not unionized. The Company, however, does business in certain foreign countries where labor disruption is more common than in the United States. The majority of the freight carriers used by the Company are unionized. A labor strike by one of the Company's freight carriers or vendors, a general strike by civil service employees, a governmental shutdown or any type of labor disruption could have a material adverse effect on the Company's business, financial condition and results of operation.


ITEM 2.  PROPERTIES.

         The corporate headquarters of European Micro Holdings, Inc. is located in Miami, Florida. Approximately 350 square feet is dedicated to management offices.

         European Micro's facilities are described below:

              LOCATION                                     SQUARE FEET     LEASE EXPIRATION
              --------                                     -----------     ----------------
              Manchester,  UK(warehouse)(1)                    8,000             2012
              Manchester,  UK (offices)(1)                     5,800             2002
              Dusseldorf, Germany (offices)(2)                 1,360             2004
              Amsterdam, Netherlands
              (offices and warehouse)(3)                      18,000             2002
              Singapore (office) (4)                             500             2001
              Miami, Florida (offices)(5)                        350             2002
              Nashville, Tennessee (offices) (5)                 350             1999
              Wimbledon, UK (offices and warehouse)(6)         5,813             2008
              Seabrook, New Hampshire
              (offices and warehouse)(7)                       4,500             1999


           -------------------------
           (1)  European Micro UK
           (2)  European Micro Germany
           (3)  European Micro Holland & Big Blue Europe 50% Joint Venture
           (4)  Colchester
           (5)  European Micro Holdings, Inc.
           (6)  Sunbelt
           (7)  Nor'Easter

         European Micro UK operates from facilities located in Manchester, England. Approximately 5,800 square feet of the facilities in Manchester are offices, including management, sales and administrative areas and 8,000 square feet is warehouse space.

         The Company utilizes approximately 700 square feet of office space and certain equipment owned or leased by Technology Express and AMCC for which it is not charged a fee.

         The office in Germany is a sales office with no warehousing facility. All products are shipped from the Manchester facility directly to the customer.

         The office in the Netherlands houses both European Micro Holland and Big Blue Europe.

         The office in Singapore is a sales and purchasing office with no warehousing facility. All products are shipped from suppliers directly to the Company's other warehouses.

         On July 16, 1999, European Micro UK purchased the office building in which they had previously been leasing space for 1,705,000 pounds sterling ($2,693,000 at June 30, 1999). The purchase price was financed in part by a loan in the amount of 1,300,000 pounds sterling($2,053,000 at June 30, 1999) at an annual interest rate of 7.6%, payable over ten years. The total square footage of the building is 11,603, of which 5,816 square feet is being leased to unrelated third parties. European Micro UK continues to lease its warehouse space.

         The Company considers its existing facilities to be adequate for its foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's shares of Common Stock began trading on the Nasdaq National Market on June 12, 1998, under the symbol "EMCC." The Company's high and low bid prices by quarter during fiscal 1999 and 1998 are presented as follows:

                                                        FISCAL YEAR 1999(1)
                                                     HIGH              LOW

      First quarter                                $11.375           $4.50
      Second quarter                                15.75             8.00
      Third quarter                                 13.75             8.50
      Fourth quarter                                10.50             7.00

                                                      FISCAL YEAR 1998(1)
                                                     HIGH              LOW

      First quarter                                   n/a              n/a
      Second quarter                                  n/a              n/a
      Third quarter                                   n/a              n/a
      Fourth quarter                               $11.00             $9.9375
-------------------------

(1) The Company was not listed on any national exchange or inter-dealer quotation system until June 12, 1998, subsequent to the close of its initial public offering. Therefore, the stock prices for the quarter ended June 30, 1998 reflect approximately 12 trading days. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         On September 16, 1999, the Company had approximately 34 shareholders of record. The Company believes that it has in excess of 400 beneficial owners.


DIVIDENDS

         During the fiscal year ended June 30, 1999, no dividends were declared or paid. On February 9, 1998, the Company declared and paid a cash dividend of $550,000 or $0.1375 per share of Common Stock. During the fiscal year ended June 30, 1997, the Company declared and paid a cash dividend of $562,000 or $0.14 per share of Common Stock. The dividends per share were calculated based on 4,000,000 shares of Common Stock outstanding. These dividends were declared and paid prior to the Company's initial public offering. The Company currently intends to retain future earnings to fund its operations and does not expect such earnings to be distributed in the future to shareholders as dividends. The declaration and payment by the Company of any future dividends and the amount thereof will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or senior securities and other factors deemed relevant by the Board of Directors. The declaration and payment of dividends, if at all, by the Company will be at the discretion of the Board of Directors.


RECENT SALES OF UNREGISTERED SECURITIES

         None.


ITEM 6.  SELECTED FINANCIAL DATA.


                      SELECTED CONSOLIDATED FINANCIAL DATA
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

         The following statement of operations and balance sheet data of the Company is set forth below for each year in the five-year period ended June 30, 1999. The information presented is derived from the audited consolidated financial statements of the Company and should be read in conjunction with the consolidated Financial Statements as of June 30, 1999 and 1998 and each of the years in the three-year period ended June 30, 1999 and the Notes thereto included elsewhere in this filing.


                                                                YEARS ENDED JUNE 30,
                                                 1999          1998            1997           1996         1995
                                      --------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:
Net Sales                                    $132,206      $111,453         $46,655        $40,348      $33,864
Income from operations                          1,935         7,232           2,051          1,478        1,848
Net income                                        854         4,485           1,034            845        1,115
Net income per share
(basic and diluted)                              0.17          1.10            0.26           0.21         0.28
Dividends per share                             $0.00         $0.14           $0.14          $0.24        $0.10
Weighted average common shares
outstanding, basic                          4,978,614     4,066,524       4,000,000      4,000,000    4,000,000
Weighted average common shares
outstanding, diluted                        4,989,961     4,087,466       4,000,000      4,000,000    4,000,000

                                                                       JUNE 30,
                                                 1999           1998            1997           1996         1995
                                      ---------------------------------------------------------------------------
BALANCE SHEET DATA:
Working capital                                11,844         12,959           1,976          1,474        1,736
Total assets                                   30,599         19,204           8,844          7,857        5,873
Long-term debt, net of
  current portion                                  23             84              45             37           41
Shareholders' equity                           14,343         13,680           2,511          1,769        1,924



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FILING.


OVERVIEW

         The Company is an independent distributor of microcomputer products, including personal computers, memory modules, disc drives and networking products, operating primarily in Western Europe and the United States. The

Company has pursued and expects to continue to pursue a strategy of purchasing product for resale on the worldwide surplus or aftermarket as opposed to purchasing products for resale directly from manufacturers. The Company's ability to purchase products for resale in these markets has enabled the Company to increase net sales. For the three-year period ended June 30, 1999, the Company's total net sales increased from $46.7 million in fiscal 1997 to $132.2 million in fiscal 1999, and gross profit increased from $5.3 million in fiscal 1997 to $11.1 million in fiscal 1999. The Company attributes these increases in sales to increased customer demand for the Company's products and, more recently, to the expansion of the range of products offered and geographical markets served.

         To date, the Company has derived the majority of its operating income and cash flow from European Micro UK. Generally, European Micro UK purchases and sells its products in currencies other than the United States dollar. European Micro UK seeks to limit its exposure to currency fluctuations through hedging. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Currency Risk Management."


RESULTS OF OPERATIONS

         The  following  table  sets  forth,  for  the  periods  presented,  the
percentage  of  net  sales   represented  by  certain  items  in  the  Company's
Consolidated Statements of Operations:

                             PERCENTAGE OF NET SALES
                                                        YEARS ENDING JUNE 30,
                                                   1999         1998        1997
                                                   ----         ----        ----

Net sales                                         88.4%        73.9%       99.7%
Net sales to related parties                       11.6         26.1         0.3
                                                -------      -------     -------
Total net sales                                   100.0        100.0       100.0
                                                -------      -------     -------
Cost of goods sold                               (80.1)       (61.4)      (88.2)
Cost of goods sold to related parties            (11.5)       (25.7)       (0.4)
                                                -------      -------     -------
Total cost of goods sold                         (91.6)       (87.1)      (88.6)
                                                -------      -------     -------
Gross profit                                        8.4         12.9        11.4
Operating expenses                                (6.9)        (6.4)       (7.0)
                                                -------      -------     -------
Income from operations                              1.5          6.5         4.4

Interest income                                       -            -           -
Interest expense                                  (0.3)        (0.4)       (0.6)
Equity in net income (loss) of
   unconsolidated subsidiaries                        -            -       (0.2)
                                                -------      -------     -------
Income before income taxes                          1.2          6.1         3.6
Income tax expense                                (0.6)        (2.1)       (1.4)
                                                -------      -------     -------
Net Income                                         0.6%         4.0%        2.2%
                                                =======      =======     =======

YEARS ENDED JUNE 30, 1999 AND 1998

         TOTAL NET SALES. Total net sales increased $20.8 million, or 18.6%, from $111.4 million in the year ended June 30, 1998 to $132.2 million in the comparable period in 1999. Excluding net sales to related parties, net sales increased $34.5 million, or 41.9%, from $82.4 million in the year ended June 30, 1998 to $116.9 million in the comparable period in 1999. This increase was attributable to the start-up growth of Nor'Easter which started its operations in February 1998 (accounting for approximately $22.3 million), the addition of Sunbelt's trading sales (accounting for approximately $10.8 million), the growth of the Premier Dealers Club (accounting for approximately $6.6 million) and the additional sales from Sunbelt's Nova line of products (accounting for approximately $1.5 million). This increase was offset by a reduction in European Micro UK's trading sales of $6.7 million which was primarily due to the exceptional quarter ended March 31, 1998 when the Company made a one-time purchase of computer peripherals at favorable prices which were later sold at a significant mark-up. There can be no assurance that the Company will be able to maintain the level of sales or sales growth achieved in this period or prior periods because of seasonal variations in the demand for the products and services offered by the Company, the introduction of new hardware and software technologies and products offering improved features and functionality, the introduction of new products and services by the Company and its competitors, the loss or consolidation of a significant supplier or customer, changes in the level of operating expenses, inventory adjustments, product supply constraints and competitive conditions, including pricing, interest rate fluctuations, the impact of acquisitions, currency fluctuations and general economic conditions. For the years ended June 30, 1999 and 1998, respectively, customer rebates and discounts were immaterial.

         Net sales to related parties decreased $13.8 million from $29.1 in the year ended June 30, 1998 to $15.3 million in the comparable period in 1999. This decrease is primarily attributable to large purchases of computer peripherals made on behalf of related parties in the year ended June 30, 1998 compared to the same period in 1999. In addition, the Company's purchases from related parties increased by $7.6 million in the year ended June 30, 1999 from the comparable period in 1998.

         GROSS PROFIT. Gross profit decreased $3.3 million, or 22.9%, from $14.4 million in the year ended June 30, 1998 to $11.1 million in the comparable period in 1999. Gross profit excluding related party transactions decreased to $11.0 million for the year ended June 30, 1999 from $14.0 million in the same period of the prior year. This decrease is primarily due to a large volume purchase of computer peripherals in the prior year period which were purchased by the Company on exceptional terms and later sold at a significant mark-up. In addition, this decrease is partially the result of a shift in market conditions, resulting in a downward pressure on margins due to currency fluctuations, product availability and changes in geographic pricing strategies of manufacturers and suppliers of the Company's products. Gross profit was unusually high in the period ended June 30, 1998 due to the purchase of computer peripherals on favorable terms. As indicated in its previous filings, the Company expected its gross profit to be significantly lower in periods after fiscal 1998 because it did not expect to be able to regularly purchase computer peripherals and other products on terms as favorable as achieved in the period ended June 30, 1998.

         Gross profit attributable to related party sales decreased $318,000, or 76.8%, from $414,000 in the year ended June 30, 1998 to $96,000 in the comparable period in 1999. As discussed above, the mark-up on sales to related parties is typically one percent over cost. Therefore, the gross profit on sales to third parties is typically higher than the gross profit earned on sales to related parties. This represents a gross margin of approximately 0.6%.

         Gross margins decreased from 12.9% in the year ended June 30, 1998 to 8.4% in the comparable period in 1999. Excluding related party transactions, gross margin decreased from 17.0% in the year ended June 30, 1998 to 9.4% in the comparable period in 1999. The decrease in gross margins was attributable to higher than usual margins caused by the purchase of computer peripherals in 1998 which were purchased by the Company on exceptional trading terms and subsequently sold at significant mark-ups.

         Foreign exchange losses, net, increased from a loss of $510,000 in the year ended June 30, 1998 to a loss of $579,000 in the comparable period in 1999. This increase was attributable to a strengthening of the U.S. dollar relative to the U.K. pound sterling and a weakening of the Euro relative to other European currencies. These movements created unfavorable purchasing and selling conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Currency Risk Management."

         OPERATING EXPENSES. Operating expenses as a percentage of total net sales increased from 6.4% in the year ended June 30, 1998 to 6.9% in the comparable period in 1999. Commissions and bonus payments to employees decreased as these payments are tied to the Company's gross profit and gross margin. This decrease was offset by increased operating expenses related to the opening of the Singapore office in November 1998 and administrative expenses incurred by European Micro Holdings, Inc. which began operations in January 1998, but did not start to incur substantial expenses until April 1998.

         INTEREST EXPENSE. Interest expense decreased by $13,000 from $459,000 in the year ended June 30, 1998 to $446,000 in the comparable period in 1999. This was attributable to decreased borrowings by the Company to fund its inventory and accounts receivable after the receipt of funds from the Company's initial public offering.

         INCOME TAXES. Income taxes as a percentage of earnings before income taxes increased from 34.0% in the year ended June 30, 1998 to 46.8% in the comparable period in 1999. This increase was primarily attributable to the increase in the tax provision for European Micro Germany related to transfer pricing from European Micro UK, changes in the valuation allowance and other nondeductible expenses. The Company's effective income tax rate may increase or decrease in the future as a result of the Company's product mix and variations in the countries to which the Company sells its products.

         INTEREST IN JOINT VENTURE. The Company's share of income or loss from Big Blue Europe changed from a gain of $3,000 in the year ended June 30, 1998 to a loss of $32,000 in the comparable period in 1999. This reduction in earnings is attributed to an increased provision for inventory obsolescence. During the year ended June 30, 1999, the Company made an unsecured loan to Big Blue Europe in the amount of $350,000. This loan is due on demand and has an annual interest rate of 9.25%, payable quarterly.


YEARS ENDED JUNE 30, 1998 AND 1997

         TOTAL NET SALES. Total net sales increased $64.8 million, or 139%, from $46.6 million in the year ended June 30, 1997 to $111.4 million in the comparable period in 1998. The increase in net sales was primarily attributable to sales to related parties (accounting for approximately $28.9 million), the purchase of computer peripherals on favorable terms and subsequently sold in the period (accounting for approximately $13.8 million), the broadening of the Company's product base (accounting for approximately $6.0 million), the return of some key personnel from temporary leave (accounting for approximately $4.0 million) and the growth of the Premier Dealers Club (accounting for approximately $2.6 million). There can be no assurance that the Company will be able to maintain the level of sales or sales growth achieved in this period because the Company does not expect to be able to regularly purchase peripherals and other products on terms as favorable as achieved in the period ended June 30, 1998. For the years ended June 30, 1998 and 1997, respectively, customer rebates and discounts were immaterial.

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

         GROSS PROFIT. Gross profit increased $9.1 million, or 171.7%, from $5.3 million in the year ended June 30, 1997 to $14.4 million in the comparable period in 1998. Gross profit excluding related party transactions increased to $14 million the year ended June 30, 1998 from $5.3 million in the same period of the prior year. Gross profit was unusually high in the period due to the purchase of computer peripherals on favorable terms during the year ended June 30, 1998. The Company expects its gross profit to be significantly lower in future periods because it does not expect to be able to regularly purchase computer peripherals and other products on terms as favorable as achieved in the period ended June 30, 1998.

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

         Foreign exchange losses, net, increased from a loss of $157,000 in the year ended June 30, 1997 to a loss of $510,000 in the comparable period in 1998. During the second quarter of fiscal 1997, the Company suffered considerable exchange losses as a result of the strengthening of the U.K. pound sterling relative to other European currencies, causing a devaluation of many of the Company's foreign currency accounts receivable.

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

         INTEREST EXPENSE. Interest expense increased by $150,000 from $309,000 in the year ended June 30, 1997 to $459,000 in the comparable period in 1998. This was attributable to increased borrowings by the Company to fund its inventory and accounts receivable due to the large increase in sales during the period.

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

         INTEREST IN JOINT VENTURE. The Company's share of income or loss from Big Blue Europe increased from a loss of $73,000 in the year ended June 30, 1997 to a gain of $3,000 in the comparable period in 1998. These earnings are attributable to the business maturing past the start-up stage.

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


SEASONALITY

         The Company typically experiences variations in its total net sales and net income on a quarterly basis as a result of many factors. These include, but are not limited to, seasonal variations in demand for the products and services offered by the Company, the introduction of new hardware and software technologies and products offering improved features and functionality, the introduction of new products and services by the Company and its competitors, the loss or consolidation of a significant supplier or customer, changes in the level of operating expenses, inventory adjustments, product supply constraints, competitive conditions including pricing, interest rate fluctuations, the impact of acquisitions, currency fluctuations and general economic conditions. Historical operating results have included a reduction in demand in Europe during the summer months.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for operating expenses, funding accounts receivable and for the purchase of additional inventory to support growth and to take greater advantage of available cash discounts offered by certain of the Company's suppliers for early payment and to make acquisitions. The Company has historically funded these cash requirements through a combination of loans, internally generated cash flow and the net proceeds of its initial public offering.

         Short-term working capital requirements are funded by a combination of line of credit facilities together with accounts receivable financing. Both of these facilities are set and reviewed annually. In both cases, the amounts drawn down accrue the same rate of interest based on a markup over the bank borrowing rate in the United Kingdom. The overdraft facility was 1.2 million pounds sterling ($1.9 million) at June 30, 1999 and 1998. The accounts receivable financing provides for a borrowing base of 85% of accounts receivable, with a limit of 5.5 million pounds sterling ($8.69 million on June 30, 1999). Further funding was obtained in June 1998 in the form of a short term revolving credit agreement, secured against inventory. The facility allows the Company to borrow up to 3.5 million pounds sterling ($5.5 million on June 30, 1999) to assist in the purchase of inventory. In addition, in June 1998, the Company received $9.3 million in gross proceeds from its initial public offering of 933,900 shares of common stock. The Company incurred total expenses in connection with the offering of $2.2 million. The Company has used the proceeds to fund operations and provide working capital to European Micro UK and Nor'Easter and to acquire Sunbelt.

         Long-term funding is supplied to the Company in the form of capital lease agreements. These agreements are secured by vehicles owned by the Company. The agreements are usually for 36 months from the date of purchase and are typically for 80% of the purchase value of the vehicle. All but two of the agreements are subject to variable rate interest. As of June 30, 1999, the borrowings were $80,000, of which $23,000 was due after more than one year.

         Subsequent to the Company's fiscal year ended June 30, 1999, the Company acquired AMCC for a purchase price of $940,660, plus an earn-out. See "Related Party Tranasactions." The portion of the purchase price paid at closing was funded through the Company's working capital. The earn-out portion of the purchase price is expected to be funded through the Company's working capital or the issuance of the shares of Common Stock.

         On July 16, 1999, European Micro UK purchased the office building in which they had previously been leasing space for 1,705,000 pounds sterling ($2,693,000 at June 30, 1999). The purchase price was financed in part by a loan in the amount of 1,300,000 pounds sterling($2,053,000 at June 30, 1999) at an annual interest rate of 7.6%, payable over ten years.

         FISCAL YEAR ENDED JUNE 30, 1999. Net cash used in operating activities for fiscal 1999 amounted to $8.8 million. Significant factors in the use of cash were an decrease in trade payables, net of effects from acquisitions, of $1.1 million, an increase in inventories, net of effects from acquisitions of $5.4 million and an increase of trade receivables, net of effects from acquisitions of $3.0 million. The decrease in trade payables was largely attributable to paying down the large payables balance that was acquired in the Sunbelt acquisition. The increase in inventory was largely attributable to large quantity purchases of computer products at prices which the Company considered to be favorable and a relatively low level of inventory at June 30, 1998. The increase in trade receivables is largely attributable to the increase in third party sales. The amount of cash used in the Company's operations was partially offset by net income in the period of $854,000, cash generated from a reduction in other current assets of $1.8 million, primarily related to the prepayment of inventory at June 30, 1998 of $2.0 million.

         Cash used in investing activities amounted to $1.2 million. This consisted of expenditures on fixed assets of $155,000, the sale of fixed assets of $7,000, the acquisitions of Sunbelt and H&B of $720,000 and an advance to Big Blue Europe of $350,000.

         Cash provided by financing activities was $8.5 million, of which $7.0 million was provided by an increase in the accounts receivable financing facility and $1.6 million was provided by an increase in the bank line of credit.

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

         Cash used in investing activities amounted to $421,000. This was attributed to the purchase of fixed assets amounting to $596,000 less the sale of fixed assets of $175,000. The purchase of fixed assets consisted primarily of expenditures for office improvements (as the Company moved onto an additional floor at their Manchester, England) of $150,000, new computers and office equipment of $103,000, a forklift for the warehouse of $22,000, and new vehicles of $286,000. The sale of fixed assets consisted primarily of used vehicles traded for the purchase of new vehicles.

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


YEAR 2000 ISSUES

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the Year 2000. If not corrected in the computer applications of the Company or its suppliers and customers, this problem may cause computer applications to fail or to create erroneous results by or at the Year 2000. In 1998, the Company initiated a plan ("Plan") to identify, assess and remediate Year 2000 issues within each of its significant computer programs and certain equipment which contain microprocessors. The Company has divided the Plan into five major phases - assessment, planning, conversion, implementation and testing. The Company completed the assessment and planning phases in fiscal 1998. During fiscal 1999, the Company has addressed the conversion, implementation and testing phases. The Plan addresses each subsidiary differently. All computer equipment, software and other non-information technology equipment owned by Nor'Easter and Colchester were Year 2000 compliant when purchased and therefore the costs of conversion and remediation were minimal. European Micro UK and Sunbelt have obtained assurances from manufacturers of all of its computer equipment, software and other non-information technology equipment as to whether they are Year 2000 compliant. The Company believes that all non-compliant software and hardware have been upgraded or replaced. The Company budgeted an aggregate of $60,000 to cover these costs. The Company does not generally sell software products and therefore the Company does not expect its products to be affected by the Year 2000 problem.

         The Company has evaluated the impact the Year 2000 problem will have on its suppliers, customers, financial institutions, freight carriers and general economic infrastructure. The Company is not highly dependent upon any single supplier (except Technology Express) or customer and therefore does not expect the failure of the Company's suppliers and customers to correct the Year 2000 problem to have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that Technology Express is Year 2000 complaint. The Company is dependent upon financial institutions, freight carriers and general economic infrastructure. The Company has received varying information from these outside parties regarding their state of readiness for the Year 2000 problem. The Company has formulated contingency plans to implement in the event these parties fail to address the Year 2000 problem.

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


ASSET MANAGEMENT

         INVENTORY. The Company's goal is to achieve high inventory turns and maintain a low inventory level and thereby reduce the Company's working capital requirements. The Company's strategy to achieve this goal is to effectively manage its inventory and to achieve high order fill rates. Inventory levels may vary from period to period, due to factors including increases or decreases in sales levels, the Company's practice of making large-volume purchases when it deems such purchases to be attractive, new products and changes in the Company's product mix.

         ACCOUNTS RECEIVABLE. The Company sells its products and services to a customer base of more than 480 value-added resellers, corporate resellers, retailers and direct marketers. The Company offers credit terms to qualifying customers and also sells on a pre-pay and cash-on-delivery basis. With respect to credit sales, the Company attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. Also, substantially all of European Micro UK's accounts receivables are insured. Nor'Easter, Colchester and American Micro generally do not insure their accounts receivable.


CURRENCY RISK MANAGEMENT

         REPORTING CURRENCY. European Micro Holding's and Nor'Easter's reporting and functional currency, as defined by Statement of Financial Accounting Standards No. 52, is the U.S. dollar. The functional currency of European Micro UK is the U.K. pound sterling and Colchester is the Singapore dollar. European Micro UK and Colchester translate into the reporting currency by measuring assets and liabilities using the exchange rates in effect at the balance sheet date and results of operations using the average exchange rates prevailing during the period.

         HEDGING AND CURRENCY MANAGEMENT ACTIVITIES. The Company occasionally hedges to guard against currency fluctuations between the U.K. pound sterling and the U.S. dollar. Because the functional currency of European Micro Holding's main operating subsidiary, European Micro UK, is the U.K. pound sterling, currency fluctuations of the U.K. pound sterling relative to the U.S. dollar may have a material adverse effect on the Company's business, financial condition and results of operations. The Company may engage in hedging activities in the future, although no assurances can be given that it will engage in such activities and if it does so that such activities will be successful.

         European Micro UK manages its currency exposure when transactions are consummated in currency other than United Kingdom pound sterling. For example, in the year ended June 30, 1999, purchases of inventory by European Micro UK, were in United States dollars (55%), United Kingdom pound sterling (30%), Swedish Krona (3%), Euro (9%) and other (3%). The most significant currencies in which sales were made, other than United Kingdom pound sterling (52%), were the Euro (30%) United States dollar (10%), Swiss Francs (3%), and other (5%). Additionally, receivables are also significantly spread out over several currencies. In addition, European Micro UK has exposure to currency fluctuations to the extent it maintains bank deposits in foreign currencies.

         Generally, the Company's policy is not to hedge specifically against individual daily transactions. Instead, the exposure to a currency is determined every two to three days. This is done by comparing the bank account balances and account receivables with accounts payable, all in the same currency to create a "natural" hedge. Thereafter, to the extent that a bank balance and the account receivable are not totally offset by the accounts payable, there would be a need to cover the residual credit balance with a forward currency contract. The Company tends to concentrate its currency management into seven currencies:
Euro, U.K. pound sterling, U.S. dollar, Dutch guilder, Canadian dollar, Singapore dollar and German Mark. It normally deems the exposure in other currencies to be minimal. However, when the Company buys products in other currencies, the Company may, in conjunction with current market advice, book a forward contract to cover current and some anticipated future purchases.

         ECONOMIC AND MONETARY UNION. On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro." These countries adopted the Euro as their common legal currency on that date. The Euro is trading on currency exchanges and is available for non-cash transactions. Until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries. Through the operations of European Micro UK, the Company has significant operations within the European Union, including many of the countries which adopted the Euro. The Company continues to evaluate the impact that the Euro will have on its continuing business operations and no assurances can be given that the Euro will not have a material adverse effect on the Company's business, financial condition and results of operations. However, the Company does not expect the Euro to have a material effect on its competitive position as a result of price transparency within the European Union because the Company does not rely on currency imbalances in purchasing inventory from within the European Union. In the first two quarters of trading, the Euro devalued against sterling by 8.55%, adversely affecting the value of the Company's trade receivables denominated in Euros. Going forward, the Company cannot accurately predict the impact the Euro will have on currency exchange rates or the Company's currency exchange rate risk. The Internal Revenue Service ("IRS") has requested comments on various tax issues raised by the Euro conversion. The IRS is expected to publish guidelines on this issue soon and, until such time, the Company cannot predict whether the IRS guidelines will have any tax consequences on the Company.


RELATED PARTY TRANSACTIONS

         In order to achieve attractive prices from suppliers, the Company must commit to purchasing large quantities of product. To accomplish this, the Company polls all the subsidiaries and Technology Express for informal commitments to help distribute that product. Thereafter, the purchasing entity, would obtain the product, examine the product for damage and authenticity, and then supervise the shipping to the other subsidiaries and the related party. In such capacity, the purchasing entity acts as a "purchasing agent" for the other subsidiaries and the related party. In the periods ending June 30, 1999, 1998 and 1997, the Company benefited from low mark-up purchases from the related parties totaling $16.9 million, $9.3 million and $22.7 million, respectively. During the same periods, the Company's sales to the related parties were $15.3 million, $29.1 million, and $154,000. These fluctuations are primarily due to currency fluctuations, product availability and changes in geographic pricing strategies of manufacturers and suppliers of the Company's products.

         On February 2, 1999, the Company's Board of Directors formed a a special committee consisting solely of independent directors to evaluate and determine whether the Company should acquire AMCC and, if so, on what terms. The members of the committee are Kyle R. Saxon and Barrett Sutton. The committee members were compensated at $150 per hour each for their service on the committee. John B. Gallagher, who is a significant shareholder, Co-Chairman and Co-President of the Company, was the President and a Director of AMCC and owned fifty percent of its outstanding capital stock. Frank Cruz, who is Chief
Operating Officer of the Company, was an employee of AMCC since 1994. He is currently an employee of American Micro, the newly-formed, wholly-owned subsidiary of the Company formed to acquire AMCC. The committee's charter authorized it to take any action it deemed necessary to properly evaluate and determine whether the Company should acquire AMCC, including hiring independent advisors and ensuring that any such transaction is entirely fair to the Company and its shareholders. The committee hired independent legal counsel and an independent financial advisor. Prior to consummating this transaction, the Company received an opinion from the independent financial advisor that the consideration paid in connection with the transaction was fair from a financial point of view to the Company's shareholders. On July 1, 1999, the Company acquired AMCC.

         The transaction was structured as a merger of AMCC with and into American Micro, a newly-formed, wholly-owned subsidiary of the Company. Upon consummation of the merger, this subsidiary's name was changed to American Micro Computer Center, Inc. The purchase price for AMCC was equal to $940,660, plus an earn-out amount payable in cash or shares of the Company's Common Stock (at the Company's discretion) equal to two times the after-tax earnings of American Micro in calendar year 1999 and two times the after-tax earnings of American Micro in calendar year 2000. The portion of the purchase price paid at closing was funded through the Company's working capital. The earn-out portion of the purchase price is expected to be funded through the Company's working capital or the issuance of shares of Common Stock. In addition, the Company assumed all outstanding indebtedness of AMCC, including a shareholder loan in the approximate amount of $289,000. This loan is owed to the father of John B. Gallagher. If the Company elects to pay any portion of the purchase price in shares of the Company's Common Stock, then AMCC's shareholders have fifteen days to make arrangements to sell such shares over the next forty trading days. If the sale of such shares results in net proceeds of less than the purchase price, then the Company will pay the difference in cash to AMCC's shareholders.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company utilizes derivative financial instruments in the form of forward exchange contracts for the purpose of economic hedges of anticipated sale and purchase transactions. In addition, the Company enters into economic hedges for the purposes of hedging foreign currency market exposures of underlying assets, liabilities and other obligations which exist as part of its ongoing business operations. See "Currency Risk Management."

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

                                                  EXPECTED
                                                MATURITY OR
                                              TRANSACTION DATE      FAIR VALUE
                                              ----------------      ----------

FOREIGN CURRENCY EXCHANGE CONTRACTS

JUNE 30, 1999
  (Receive (pound)/pay euro)                     July 9, 1999
  Contract amount                                (pound)1,000       (pound)1,027
  Average contractual exchange rate          1.5635 euro /(pound)1

  (Receive (pound)/pay euro)                     July 12, 1999
  Contract amount                                (pound)1,000       (pound)1,015
  Average contractual exchange rate          1.546 euro /(pound)1

         Foreign currency losses, net were $579,000 in 1999, $510,000 in 1998 and $157,000 in 1997. See "Management's Discussion and Analysis - Fiscal Years Ended June 30, 1999 and 1998" and "Fiscal Years Ended June 30, 1998 and 1997" for discussion on the changes:


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements of the Company appear beginning at page F-1. Certain quarterly financial data is set forth below.


                                  ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                   NET INCOME PER SHARE
JUNE 30, 1999                  NET SALES       GROSS PROFIT      NET INCOME         (BASIC AND DILUTED)
-------------                  ---------       ------------      ----------         -------------------
First Quarter                   $29,297           2,945             722                   $0.15
Second Quarter                  29,011            2,258              24                    0.00
Third Quarter                   38,465            2,929              22                    0.00
Fourth Quarter                  35,433            2,954              86                    0.02

                                                                                   NET INCOME PER SHARE
JUNE 30, 1998                  NET SALES       GROSS PROFIT      NET INCOME         (BASIC AND DILUTED)
-------------                  ---------       ------------      ----------         -------------------
First Quarter                   $24,107           1,839              485                  $0.12
Second Quarter                  22,002            2,541              669                   0.16
Third Quarter                   39,130            6,581             2,380                  0.59
Fourth Quarter                  26,214            3,434              951                   0.23

                                                                                   NET INCOME PER SHARE


JUNE 30, 1997                  NET SALES       GROSS PROFIT      NET INCOME         (BASIC AND DILUTED)
-------------                  ---------       ------------      ----------         -------------------
First Quarter                   $ 8,696           1,231              287                  $0.07
Second Quarter                  10,963            1,025               94                   0.02
Third Quarter                   13,571            1,454              291                   0.07
Fourth Quarter                  13,425            1,627              362                   0.10



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


ITEM 11.  EXECUTIVE COMPENSATION.


ITEM 12.  SECURITY OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by Items 10, 11, 12 and 13 of this Part III is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on November 15, 1999.


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

         (a)(3)  EXHIBITS.


  EXHIBIT
    NO.                         DESCRIPTION                                         LOCATION
    ---                         -----------                                         --------


    2.01      Agreement for the Acquisition of Sunbelt (UK)    Incorporated by reference to Exhibit 2.01 to
              Limited by European Micro Plc dated October      Registrant's Form 10-Q for the quarter ended
              26, 1998                                         September 30, 1998.

    2.02      Merger  Agreement  dated June 29,  1999 by and   Provided  herewith
              among the Company, American Micro, AMCC
              and the  shareholders of AMCC

    2.03      Plan of Merger dated June 29, 1999               Provided herewith

    2.04      Articles of Merger dated June 29, 1999           Provided herewith

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

    3.02      Certificate of Amendment of Articles of          Incorporated by reference to Exhibit 3.02 to
              Incorporation                                    Registrant's Form 10-Q for the quarter ended March
                                                               31, 1998.

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

    4.01      Form of Stock Certificate                        Incorporated by reference to Exhibit No. 4.01 to
                                                               the Registration Statement.

    4.02      1998 Stock Incentive Plan                        Incorporated by reference to Exhibit No. 4.02 to
                                                               the Registration Statement.

    4.03      1998 Stock Employee Stock Purchase Plan          Incorporated by reference to Exhibit No. 4.03 to
                                                               the Registration Statement.

    4.04      Form of Lock-up Agreement                        Incorporated by reference to Exhibit No. 4.04 to
                                                               the Registration Statement.


  EXHIBIT
    NO.                         DESCRIPTION                                         LOCATION
    ---                         -----------                                         --------


   10.01      Form of Advice of Borrowing Terms with           Incorporated by reference to Exhibit No. 10.01 to
              National Westminster Bank Plc                    the Registration Statement.

   10.02      Invoice Discounting Agreement with Lombard       Incorporated by reference to Exhibit No. 10.02 to
              NatWest Discounting Limited, dated November      the Registration Statement.
              21, 1996

   10.03      Commercial Credit Insurance, policy number       Incorporated by reference to Exhibit No. 10.03 to
              60322, with Hermes Kreditversicherungs-AG        the Registration Statement.
              dated August 1, 1995

   10.04      Commercial Credit Insurance, policy number       Incorporated by reference to Exhibit No. 10.04 to
              82692, with Hermes Kreditversicherungs-AG        the Registration Statement.
              dated August 1, 1995

   10.05      Consignment Agreement with European Micro        Incorporated by reference to Exhibit No. 10.05 to
              Computer B.V., dated January 1996                the Registration Statement.

   10.06      Shareholders' Cross-Purchase Agreement by and    Incorporated by reference to Exhibit No. 10.07 to
              between Jeffrey Gerard Alnwick, Marie Alnwick,   the Registration Statement.
              European Micro Plc and Big Blue Europe, B.V.
              dated August 21, 1997

   10.07      Trusteed Shareholders Cross-Purchase Agreement   Incorporated by reference to Exhibit No. 10.08 to
              by and between John B. Gallagher, Harry D.       the Registration Statement.
              Shields, Thomas H. Minkoff, Trustee of the
              Gallagher Family Trust, Robert H. True and
              Stuart S. Southard, Trustees of the Henry
              Daniel Shields 1997 Irrevocable Educational
              Trust, European Micro Holdings, Inc. and
              SunTrust Bank, Nashville, N.A., as Trustee
              dated January 31, 1998

   10.08      Executive Employment Agreement between John B.   Incorporated by reference to Exhibit No. 10.09 to
              Gallagher and European Micro Holdings, Inc.      the Registration Statement.
              effective as of January 1, 1998

   10.09      Executive Employment Agreement between Harry     Incorporated by reference to Exhibit No. 10.10 to
              D. Shields and European Micro Holdings, Inc.     the Registration Statement.
              effective as of January 1, 1998

   10.10      Contract of Employment Agreement between         Incorporated by reference to Exhibit No. 10.11 to
              Laurence Gilbert and European Micro UK dated     the Registration Statement.
              March 14, 1998

   10.11      Contract of Employment between Bernadette        Incorporated by reference to Exhibit No. 10.12 to
              Spofforth and European Micro UK dated            the Registration Statement.
              April 30, 1996

   10.12      Subscription Agreement by and between John B.    Incorporated by reference to Exhibit No. 10.13 to
              Gallagher, Harry D. Shields, Thomas H.           the Registration Statement.
              Minkoff, Trustee of the Gallagher Family
              Trust, Robert H. True and Stuart S. Southard,
              Trustees of the Henry Daniel Shields 1997
              Irrevocable Educational Trust, European Micro
              Holdings, Inc. effective as of January 31, 1998



  EXHIBIT
    NO.                         DESCRIPTION                                         LOCATION
    ---                         -----------                                         --------

   10.13      Administrative Services Contract by and          Incorporated by reference to Exhibit No. 10.14 to
              between European Micro Holdings, Inc. and        the Registration Statement.
              European Micro Plc effective as of January 1,
              1998

   10.14      Escrow Agreement between European Micro          Incorporated by reference to Exhibit No. 10.15 to
              Holdings, Inc., Tarpon Scurry Investments,       the Registration Statement.
              Inc. and The Chase Manhattan dated as of March
              24, 1998

   10.15      Form of Indemnification Agreements with          Incorporated by reference to Exhibit No. 10.16 to
              officers and directors                           the Registration Statement.

   10.16      Form of Transfer Agent Agreement with Chase      Incorporated by reference to Exhibit No. 10.17 to
              Mellon Shareholder Services, L.L.C.              the Registration Statement.

   10.17      Form of Credit Agreement by and between          Incorporated by reference to Exhibit No. 10.17 to
              European Micro UK and National Westminster       the Annual  Report on Form 10-K for the fiscal year
              Bank Plc                                         ended June 30, 1998 filed with the Commission on
                                                               September 28, 1998.

   10.18      Consulting Contract dated September 10, 1998     Incorporated by reference to Exhibit 10.19 to
              by and between European Micro Holdings, Inc.     Registrant's Form 10-Q for the quarter ended
              and The Equity Group                             September 30, 1998.

   10.19      Service Agreement dated October 28, 1998 by      Incorporated  by reference to Exhibit 10.20 to
              and between European Micro Holdings, Inc.        and Registrant's Form 10-Q for the quarter ended
              Michael Gesner                                   September 30, 1998.

   10.20      Service Agreement dated October 28, 1998 by      Incorporated by reference to Exhibit 10.21 to
              and between European Micro Plc and Gerard        Registrant's Form 10-Q for the quarter ended
              O'Rourke                                         September 30, 1998.

   10.21      Employment Agreement dated July 1, 1999 by and   Provided herewith.
              between American Micro and John B. Gallagher

   11.01      Statement re: Computation of Earnings            Not applicable.

   15.01      Letter re: Unaudited Financial Information       Not applicable.

   18.01      Letter re Change in Accounting Principles        Not applicable.

   19.01      Report Furnished to Security Holders             Not applicable.

   22.01      Published Report Regarding Matters Submitted     Not applicable.
              to Vote of Security Holders

   23.01      Consents of Independent Accountants              Provided herewith

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

         Date:  September 28, 1999

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

SIGNATURE                     TITLE                                 DATE

/s/ Harry D.Shieldss          Co-Chairman; Co-President       September 28, 1999
-------------------------     (Principal Executive Officer);
Harry D.Shieldss              Director

/s/ John B. Gallagher         Co-Chairman; Co-President       September 28, 1999
-------------------------     (Principal Executive Officer);
John B. Gallagher             Director

/s/ Jay Nash                  Chief Financial Officer and     September 28, 1999
-------------------------     Controller (Principal Financial
Jay Nash                      Officer and Controller)

/s/ Laurence Gilbert          Director                        September 28, 1999
-------------------------
Laurence Gilbert

/s/ Bernadette Spofforth      Director                        September 28, 1999
-------------------------
Bernadette Spofforth

/s/ Kyle R. Saxon             Director                        September 28, 1999
-------------------------
Kyle R. Saxon

/s/ Barrett Sutton            Director                        September 28, 1999
-------------------------
Barrett Sutton

                        INDEX TO THE FINANCIAL STATEMENTS



EUROPEAN MICRO HOLDINGS, INC.

Independent Auditors' Report                                                 F-2

Consolidated Balance Sheets as of June 30, 1999 and 1998                     F-3

Consolidated Statements of Operations for the years ended June 30, 1999,
1998 and 1997                                                                F-4

Consolidated Statements of Changes in Shareholders' Equity for the years
ended June 30, 1999, 1998 and 1997                                           F-5

Consolidated Statements of Cash Flows for the years ended June 30, 1999,
     1998 and 1997                                                           F-6

Notes to Consolidated Financial Statements                                   F-7

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and the Shareholders of European Micro Holdings, Inc.


We have audited the consolidated balance sheets of European Micro Holdings, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of European Micro Holdings, Inc. and subsidiaries as of June 30, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999 in conformity with generally accepted accounting principles.



/s/ KPMG LLP
--------------------
KPMG LLP
Nashville, Tennessee
August 20, 1999

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                JUNE 30, 1999    JUNE 30, 1998
                                                -----------------------------
                    ASSETS
CURRENT ASSETS:
  Cash                                                $3,168        $5,012
  Restricted Cash                                        379             -
  Trade receivables, net                              14,938         7,985
  Due from related parties                             1,128           898
  Inventories, net                                     7,232         1,715
  Prepaid expenses                                       402           304
  Other current assets                                   562         2,485
                                                      ------        ------
      TOTAL CURRENT ASSETS                            27,809        18,399
  Property and equipment, net                            612           611
  Goodwill, net                                        1,675             -
  Investments in and advances to unconsolidated          503           194
    subsidiaries                                      ------        ------

      TOTAL ASSETS                                   $30,599       $19,204
                                                     =======       =======

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short term borrowings                               $8,614           $-
  Trade payables                                       3,484        1,638
  Accrued expenses and other current                   2,851          987
    liabilities
  Due to related parties                                 633          238
  Income taxes payable                                   383        2,577
                                                      ------       ------
      TOTAL CURRENT LIABILITIES                       15,965        5,440
  Long term borrowings                                    23           84
  Other liabilities                                      268            -
                                                      ------       ------
      TOTAL LIABILITIES                              $16,256       $5,524
                                                      ------       ------
SHAREHOLDERS' EQUITY:
  Preferred stock $0.01 par value shares:
    1,000,000 authorized  no shares issued and            -            -
    outstanding
  Common stock $0.01 par value shares:
    20,000,000 authorized, shares issued and              49           49
    outstanding, 4,933,900 at 1999 and 1998
  Additional paid-in capital                           8,979        8,802
  Accumulated other comprehensive income (loss)        (312)           56
  Retained earnings                                    5,627        4,773
                                                      ------       ------
      TOTAL SHAREHOLDERS' EQUITY                      14,343       13,680
                                                      ------       ------
      COMMITMENTS, CONTINGENCIES AND SUBSEQUENT
      EVENTS

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $30,599      $19,204
                                                     =======      =======
See accompanying notes to consolidated financial statements.

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)



                                      YEARS ENDED JUNE 30,
                              -----------------------------------
                                    1999       1998        1997
SALES:
  Net sales                      $116,866    $82,361     $46,501
  Net sales to related parties     15,340     29,092         154
                                  -------    -------      ------

      Total net sales             132,206    111,453      46,655
                                  -------    -------      ------

COST OF GOODS SOLD:
 Cost of goods sold              (105,876)   (68,380)    (41,163)
 Cost of goods sold to            (15,244)   (28,678)       (156)
   related parties                -------    -------      ------

     Total cost of goods sold    (121,120)   (97,058)    (41,319)

GROSS PROFIT                       11,086     14,395       5,336
                                  --------   -------      ------

OPERATING EXPENSES:
  Selling, general and
   administrative expenses         (9,151)    (7,059)     (3,230)
  Expenses attributable to
   related parties                     -       (104)        (55)
                                  -------     ------      ------

    Total operating expenses      (9,151)    (7,163)     (3,285)
                                  -------     ------      ------

INCOME FROM OPERATIONS              1,935      7,232       2,051
                                  -------     ------      ------

Interest income                       147         22          16
Interest expense                    (446)      (459)       (309)
Equity in net (loss) income of
  unconsolidated subsidiaries        (32)          3        (73)
                                  -------     ------      ------

INCOME BEFORE INCOME TAXES          1,604      6,798       1,685
                                  -------     ------      ------

  Income tax expense                (750)    (2,313)       (651)
                                  -------     ------      ------

NET INCOME                           $854     $4,485      $1,034
                                  =======     ======      ======

Net income per share - basic        $0.17      $1.10       $0.26
                                  =======     ======      ======

Net income per share -              $0.17      $1.10       $0.26
 diluted                          =======     ======      ======




See accompanying notes to consolidated financial statements.

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             ACCUMULATED
                                                              ADDITIONAL         OTHER                            TOTAL
                                                                PAID-IN      COMPREHENSIVE      RETAINED      SHAREHOLDERS'
                                          COMMON STOCK          CAPITAL      INCOME (LOSS)      EARNINGS         EQUITY
                                      ----------------------- ------------- ------------------ ------------- ----------------
                                           Shares     Amount

Balance at June 30, 1996                4,000,000        $40          $115                 $4        $1,610           $1,769
Comprehensive Income:
    Net income                                  -          -             -                  -         1,034            1,034
    Other comprehensive income for
       foreign currency translation
       adjustment                               -          -            11                 17           242              270
                                                              ------------- ------------------ ------------- ----------------
    Total comprehensive income                  -          -            11                 17         1,276            1,304
Dividends declared
   ($0.14 per share)                            -          -             -                  -         (562)            (562)
Capitalization of retained
   earnings                                     -          -         1,498                  -       (1,498)                -

                                      ------------ ---------- ------------- ------------------ ------------- ----------------
Balance at June 30, 1997                4,000,000        $40        $1,624                $21          $826           $2,511
                                      ------------ ---------- ------------- ------------------ ------------- ----------------
Comprehensive Income:
    Net income                                  -          -             -                  -         4,485            4,485
    Other comprehensive income
       for foreign currency
       translation adjustment                   -          -             -                 35            40               75
                                                                            ------------------ ------------- ----------------
    Total comprehensive income                  -          -             -                 35         4,525            4,560
Dividends declared ($0.14 per share)
                                                -          -             -                  -         (550)            (550)
Issuance of common stock, net of
   $2,180 in offering costs               933,900          9         7,150                  -             -            7,159
Compensation charge in relation to
   share options issued to
   non-employees                                -          -            28                  -          (28)                -
                                      ------------ ---------- ------------- ------------------ ------------- ----------------
Balance at June 30, 1998                4,933,900        $49        $8,802                $56        $4,773          $13,680
                                      ------------ ---------- ------------- ------------------ ------------- ----------------

Comprehensive Income:
     Net income                                 -          -             -                  -           854              854
    Other comprehensive income
     for foreign currency
      translation adjustment                    -          -             -              (368)             -            (368)
                                                                            ------------------ ------------- ----------------
    Total comprehensive income                  -          -             -              (368)           854              486
Additional offering costs                       -          -          (25)                  -             -             (25)
Compensation charge in relation to
   share options issued to
   non-employees                                -          -           202                  -             -              202
                                      ============ ========== ============= ================== ============= ================
Balance at June 30, 1999                4,933,900        $49        $8,979             $(312)        $5,627          $14,343
                                      ============ ========== ============= ================== ============= ================

See accompanying notes to consolidated financial statements.



               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       YEARS ENDED JUNE 30,
                                            -----------------------------------
                                                   1999        1998       1997
                                                   ----        ----       ----
OPERATING ACTIVITIES:
Net income                                         $854      $4,485     $1,034
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES
  Depreciation and amortization                     323         192        163
 Amortization of expense related to
 contingent earn-out provisions                     112          -           -
  Deferred income taxes                             (15)        (80)        87
  Equity in net loss (income) of
      unconsolidated subsidiaries                    32          (3)        73
  Compensation charge for non-employee              202          -           -
      stock options
CHANGES IN ASSETS AND LIABILITIES, NET OF
EFFECTS FROM ACQUISITIONS
  Restricted cash                                  (379)         -          -
  Trade receivables                              (3,034)    (2,250)       (672)
  Due from related parties                         (230)      (329)        139
  Inventories                                    (5,407)      (155)       (540)
  Prepaid expenses and other current assets       1,840     (2,651)        267
  Trade payables                                (1,139)       (400)      1,011
  Due to related parties                            395          50       (956)
  Income taxes payable                          (2,194)       2,202        (86)
  Accrued expenses and other liabilities          (168)         585       (273)
                                                 ------      ------     ------

NET CASH (USED IN) PROVIDED BY OPERATING        (8,808)       1,646        247
                                                ------       ------     ------

INVESTING ACTIVITIES:
  Purchase of fixed assets                        (155)        (596)      (195)
  Sale of fixed assets                               7          175         47
  Investment in / advance to                      (350)          -        (264)
    unconsolidated subsidiaries
  Payment for acquisitions, net of cash           (720)          -          -
    acquired                                     ------      ------     ------

NET CASH USED IN  INVESTING ACTIVITIES          (1,218)        (421)      (412)
                                                ------       ------     ------
FINANCING ACTIVITIES:
 Short term borrowings                           8,614       (3,257)       510
 Dividends paid                                      -         (550)      (562)
 Issuance of common stock, net                     (25)       7,159         -
 Repayment of capital leases, net                  (74)          65        (71)
                                                ------       ------     ------
NET CASH PROVIDED BY (USED IN) FINANCING         8,515        3,417       (123)
  ACTIVITIES                                     ------      ------     ------

Exchange rate changes                            (333)           82        254
                                                ------       ------     ------

NET  INCREASE (DECREASE) IN CASH               (1,844)        4,724        (34)
Cash at beginning of year                       5,012           288        322
                                                ------       ------     ------

CASH AT END OF YEAR                             3,168        $5,012       $288
                                                ------       ------     ------

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES


Non-cash investing and financing activities:

Fair value of assets acquired                  $4,302            -         -

Goodwill                                        1,731            -         -

Fair value of liabilities assumed              (4,103)           -         -
Notes issued for consideration                                   -         -
                                               (1,083)
                                               -------       ------     ------
Cash paid for acquisitions                       $847            -         -

Less cash acquired                               (127)           -         -
                                               -------       ------     ------
Net cash paid for acquisitions                   $720            -         -
                                               =======       ======     ======
Interest paid                                    $513         $478      $290
                                               =======       ======     ======
Taxes paid                                     $2,637         $191      $584
                                               =======       ======     ======

See accompanying notes to consolidated financial statements.

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1     DESCRIPTION OF BUSINESS

      On December 23, 1997, European Micro Holdings, Inc. was incorporated and 4,000,000 shares of common stock with a par value of $0.01 per share were issued. The 4,000,000 shares were issued to the shareholders of European Micro Plc in exchange for the entire issued share capital of that Company on January 31, 1998. The accounts presented in relation to 1997 are those of European Micro Plc as adjusted to account retroactively for the share exchange referred to above. European Micro Holdings, Inc. and its subsidiaries are hereinafter referred to as "European Micro" or "the Company." The following companies' results of operations and financial position have been included in the consolidated financial statements as follows:

                                                  COMMENCED
      COMPANIES                    INCORPORATED    TRADING     ACQUIRED
                                   ---------------------------------------
      European   Micro   Holdings,     1997         1998          -
      Inc.
      Nor'Easter Micro Inc.            1997         1998          -
      European Micro Plc               1991         1992          -
      European Micro GmbH              1993         1993          -
      European Micro BV                1997         1997          -
      Colchester  Enterprise  Pte.     1998         1999          -
      Ltd.
      Sunbelt (UK) Limited               -            -      October 26, 1998

      European Micro operates in a single industry trading computer components. In principle the Company purchases components from international suppliers, including related parties, and sells them in local markets. The main trading company, European Micro Plc, has its principal operations in Altrincham, England with its subsidiaries operating in Wimbledon, England, Germany and Holland. Nor'Easter Micro Inc. has its operations in Seabrook, New Hampshire. Colchester Enterprise Pte. Ltd. has its operations in Singapore.

      The parent company holds a 50% interest in a joint venture company, Big Blue Europe BV. Big Blue Europe BV commenced operations in January 1997 and has been included in these consolidated financial statements under the equity method of accounting. Big Blue Europe BV operates in the same industry as the Company.



2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The  major  accounting   policies  followed  in  the  preparation  of  the
      consolidated financial statements referred to above are set out below:

      PRINCIPLES OF CONSOLIDATION

      The consolidated results of the Company are in accordance with accounting principles generally accepted in the United States and include the results of operations of its wholly owned subsidiaries which it controls. All significant intercompany balances and transactions are eliminated in consolidation.

      The Company's investment in Big Blue Europe BV is accounted for under the equity method.

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost. Property and equipment held under capital leases are stated at the present value of minimum lease payments at the inception of the related leases. Depreciation is calculated using the straight line method over their estimated useful lives as follows: Furniture, fixtures & equipment, 2-7 years and motor vehicles and other, 4 years. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the assets.

      The costs of ordinary maintenance and repairs are charged to expense as incurred.

      IMPAIRMENT OF LONG-LIVED ASSETS

      The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      INVENTORIES

      Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average cost method.

      GOODWILL

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

      INCOME TAXES

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      FINANCIAL INSTRUMENTS

      The Company enters into foreign currency exchange contracts to reduce exposure to foreign currency fluctuations associated with the settlement of inter-company receivables and payables denominated in foreign currencies. Foreign exchange contracts generally have maturities of less than one year and are accounted for on the fair value method. Gains and losses resulting from these instruments are recognized in the same period as the underlying foreign currency transaction gains and losses and are included in cost of sales. The Company does not use foreign currency exchange contracts or other derivative financial instruments for speculative or trading purposes. The fair value of the Company's foreign exchange contracts at June 30, 1999 was $3,225,000 versus a notional amount of $3,159,000.

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      FINANCIAL INSTRUMENTS  (CONTINUED)

      The Company has other financial instruments consisting of cash and cash equivalents, trade receivables, accounts payable, and borrowings. The fair value of the Company's financial instruments based on current market indicators or quotes from brokers approximates their carrying amount.

      FOREIGN CURRENCY

      Revenues, costs and expenses of the Company's international operations denominated in foreign currencies are translated to U.S. dollars at average rates of exchange prevailing during the year. Realized and unrealized gains and losses on foreign currency transactions and forward exchange contracts are included in cost of sales. Assets and liabilities are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are accumulated and reported in shareholders' equity.

      STOCK OPTION PLANS

      The Company accounts for its compensation and stock option plans in accordance with the provisions of Accounting Principals Board ("APB") Option No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In accordance with the SFAS No. 123, Accounting for Stock-Based Compensation, the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1998 and subsequent years as if the fair value based method defined in SFAS No. 123 had been applied.

      RELATED PARTY TRANSACTIONS

      For the purpose of the accompanying consolidated financial statements, shareholders and all companies in which there is direct or indirect ownership by the shareholders of the consolidated companies are considered as related parties.

      REVENUE AND EXPENSE RECOGNITION

      Revenues are recognized at the time the goods are shipped. Revenues from related parties are recognized when the products are sold by the related parties to third parties. Discount and customer rebates are deducted from sales revenue when earned. Costs of goods sold include material costs only. Selling, general and administrative costs are charged to expense as incurred.

      COMPREHENSIVE INCOME

      Effective July 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting the components of comprehensive income and requires that all items which are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income. The adoption of SFAS 130 had no impact on the Company's financial condition or results of operation.

      USE OF ESTIMATES

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      EARNINGS PER SHARE
      Basic earnings per share is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted earnings per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period.

      On incorporation of European Micro Holdings, Inc. in December 1997, 4,000,000 ordinary shares were issued with par value $0.01 per share. The 4,000,000 shares were issued to the shareholders of European Micro Plc in exchange for the entire issued share capital of that company on January 31, 1998. The weighted average number of shares used in calculating earnings per share has been retroactively adjusted to reflect the issued and outstanding ordinary shares of European Micro Holdings, Inc. as 4,000,000 shares for 1997.

      RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform to the current year presentation.

      NEW ACCOUNTING PRONOUNCEMENTS

      SEGMENT INFORMATION

      The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" in 1999. The statement requires that companies disclose segment data based on how management make decisions about allocating resources to segments and measuring their performance. The statement also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

      DERIVATIVE INSTRUMENTS

      SFAS No. 133, "Accounting for Derivate Instruments and Hedging Activities," was issued in June 1998 and as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The standard establishes accounting and reporting standards for derivative instruments and hedging activities.

      The Company is currently  reviewing the likely financial  statement impact
      and  the  level  of  disclosure   currently   provided  in  its  financial
      statements.

3     TRADE RECEIVABLES, NET

      Trade receivables consist of the following (in thousands):

                                                 JUNE 30,
                                        ------------------------
                                             1999         1998
                                             ----         ----
      Total trade receivables             $15,017      $8,008
      Less: Allowance for doubtful            (79)        (23)
      receivables                            ----        ----
                                          $14,938      $7,985
                                          -------      ------

      Trade receivables in the amount of $8,274,000 are pledged as collateral against borrowings (see note 9).

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

3     TRADE RECEIVABLES, NET (CONTINUED)

  A roll forward of the allowance for doubtful trade receivables is as follows (in thousands):

                                                           June 30,
                                               -----------------------------
                                                     1999            1998
                                                     ----            ----

      Balance at beginning of year                    $23             $5
      Sunbelt acquisition                              11              -
      Provision for bad debt                           56             18
      Amounts written off                             (11)             -
                                                   ------         -------
      Balance at end of year                          $79            $23
                                                   ======         =======

4     INVENTORIES

      Inventories consist of the following (in thousands):

                                                          June 30,
                                               -----------------------------
                                                    1999           1998
                                                    ----           ----

      Finished goods and goods for resale          $7,348         $1,724
      Less: Allowance for inventory                  (116)            (9)
        obsolescence                               ------         -------
                                                   $7,232         $1,715
                                                   ======         =======

      A roll forward of allowance for obsolescence is as follows (in thousands):

                                                          JUNE 30,
                                                -----------------------------
                                                    1999           1998
                                                    ----           ----

      Balance at beginning of year                     $9            $35
      Provision for obsolescence                      602            248
      Amounts written off                            (495)          (274)
                                                   ------         -------
      Balance at end of year                         $116             $9
                                                   ======         =======

5     OTHER CURRENT ASSETS

      Other current assets consists of the following (in thousands):

                                                         JUNE 30,
                                                 ------------------------------
                                                     1999          1998
                                                     ----          ----

      Amounts paid in advance for                      $0         $2,015
      inventories
      Other                                           562            470
                                                   ------         -------
      Total other current assets                     $562         $2,485
                                                   ======         =======

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

6     PROPERTY AND EQUIPMENT

      Property and equipment consists of the following (in thousands):

                                                            JUNE 30,
                                                   ------------------------
                                                        1999        1998
                                                        ----        ----

      Furniture, fixtures and equipment                 $994        $782
      Vehicles and other                                 416         328
                                                      ------      ------
                                                       1,410       1,110
      Less: accumulated depreciation                    (798)       (499)

      NET BOOK VALUE                                    $612        $611
                                                      ======      ======

      At June 30, 1999 and 1998, vehicles with a cost of approximately $248,000 and $253,000, and accumulated depreciation of approximately $117,000 and $52,000 respectively, were held under capital leases.

      Depreciation expense was $267,000, $192,000 and $163,000 for the years ended June 30, 1999, 1998, and 1997, respectively.

7     GOODWILL

      On October 26, 1998, European Micro Plc acquired all of the outstanding shares of capital stock of Sunbelt (UK) Limited ("Sunbelt"). The Sunbelt purchase price (to be settled in pounds sterling) is comprised of a guaranteed portion and two contingent earn-out payments. The guaranteed portion of the purchase price, which was based upon Sunbelt's net book value at closing and a multiple of its fiscal year 1998 pre-tax earnings, was 940,000 pounds sterling (approximately $1.48 million at exchange rate on June 30, 1999). Of this guaranteed amount, approximately 360,000 pounds sterling (approximately $569,000 at exchange rate on June 30, 1999) was paid in cash at closing. The unpaid balance of the guaranteed consideration includes a note payable to the former 40% Sunbelt shareholder in the amount of 240,163 pounds sterling ($379,000 at exchange rate on June 30, 1999) to be repaid in November 2005, subject to early repayment at the option of the note holder at any time after June 1, 1999. Such note payable is secured by a cash account of equal amount at June 30, 1999. The note payable and the cash balances are reflected on the accompanying consolidated balance sheet at June 30, 1999, in restricted cash and accrued expenses and other current liabilities, respectively. The Company has the option of paying all future amounts due to the former Sunbelt shareholders in common stock of European Micro Holdings, Inc. The Company also entered into employment agreements with the two former shareholders of Sunbelt.

      The remainder of the unpaid guaranteed consideration of approximately 339,614 pounds sterling ($536,000 at exchange rate on June 30, 1999), plus accrued interest, is to be paid in equal installments within nineteen (19) days of the end of the first and second contingent earn-out periods as discussed below. The unpaid balance of the guaranteed purchase price is reflected in accrued expenses and other current liabilities and other liabilities on the accompanying consolidated balance sheet at June 30, 1999.

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

7     GOODWILL  (CONTINUED)

      The maximum contingent earn-out payments in the aggregate are two times Sunbelt's fiscal year 1998 pre-tax earnings of 424,518 pounds sterling ($1.3 million at exchange rate on June 30, 1999). The first contingent payment of up to 424,518 pounds sterling ($670,000 at exchange rate on June 30, 1999) will be made if certain financial parameters are attained during the first contingent earn-out period which runs from November 1, 1998 to October 31, 1999, and if certain of the Sunbelt executives are still employed with the Company at the end of the first earn-out period. The second contingent payment of up to 424,518 pounds sterling ($670,000 at exchange rate on June 30, 1999) will be made if certain financial parameters are attained during the second contingent earn-out period which runs from November 1, 1999 to October 31, 2000. That portion of the first contingent earn-out payment related to employee retention, approximately 106,130 pounds sterling ($168,000 at exchange rate on June 30, 1999), is being recognized by the Company over the course of the first contingent earn-out period as compensation expense. That portion of the first contingent earn-out payment related to the volume of purchases from the Far East has been met. This portion of approximately 106,130 pounds sterling ($168,000 at exchange rate on June 30, 1999), has been recognized by the Company, and is reflected in goodwill, net and accrued expenses and other current liabilities. The remaining portion of the first contingent earn-out payment of approximately 212,260 pounds sterling ($335,000 at exchange rate on June 30, 1999) and the second contingent earn-out payment have not been recognized in the accompanying consolidated financial statements as the payment of such amounts are not, in the opinion of management, determinable beyond a reasonable doubt.

      The acquisition of Sunbelt was accounted for as a purchase. The purchase price, subject to adjustment as described above and inclusive of transaction costs, of approximately 1,072,000 pounds sterling plus the earned portion of the contingent earn-out of approximately 106,000 pounds sterling for a total of 1,178,000 pounds sterling ($1,748,000 at exchange rate on June 30, 1999) exceeded the estimated fair market value of net assets acquired by approximately $1,657,000, which is being amortized on a straight-line basis over 20 years. The results of operations of Sunbelt have been included in the accompanying financial statements from the date of acquisition. Purchase accounting adjustments are preliminary as actual 1998 pre-tax earnings have not been finalized.

      On November 12, 1998, European Micro Plc acquired the assets of H&B Trading International BV ("H&B"). The acquisition of H&B was accounted for as a purchase. The base purchase price, subject to adjustment, of approximately 125,000 Dutch guilders ($72,000 at exchange rate on June 30, 1999) exceeded the estimated value of net assets acquired by approximately 85,000 Dutch guilders ($53,000 at exchange rate on June 30, 1999), which is being amortized on a straight-line basis over 20 years. If certain financial performance criteria are met for the fiscal years ended June 30, 1999 and 2000, additional consideration of approximately 50,000 Dutch guilders ($24,000 at exchange rate on June 30, 1999) and 75,000 Dutch guilders ($35,000 at exchange rate on June 30, 1999), respectively, will be paid. The financial criteria for the period ended June 30, 1999 was not met, therefore, the additional consideration was not accrued or paid. Also, the year 2000 contingent consideration has not been reflected in the accompanying consolidated condensed financial statements either. The results of operations of H&B have been included in the accompanying financial statements from the date of acquisition.

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

7     GOODWILL  (CONTINUED)

      The following summarized unaudited pro forma financial information assumes the acquisition of Sunbelt occurred on July 1, 1997 ($ in thousands, except share data):

                                        YEARS ENDED JUNE 30,
                                 --------------------------------
                                        1999           1998
                                        ----           ----

      Total net sales               $137,960       $128,291
      Net income                      $1,149         $4,645
      Earnings per share:
         Basic                         $0.23          $1.14
         Diluted                       $0.23          $1.14

      The pro forma amounts are based on certain assumptions and estimates, and do not reflect any benefits from economies which might be achieved from the combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future operations.

      A roll forward of goodwill is as follows (in thousands):

                                       Year Ended
                                      June 30, 1999
                                      --------------
      Balance at beginning of year             $-
      Additions                             1,731
      Amortization                           (56)
                                           ------
      Balance at end of year               $1,675
                                           ======


8     INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

      During the year ended June 30, 1997 the Company purchased 50% of the issued share capital in Big Blue Europe BV. Big Blue Europe BV commenced trading in January 1997. A roll forward of the investment is as follows (in thousands):

                                                           YEARS ENDED JUNE 30,
                                                        ------------------------
                                                            1999         1998
                                                            ----         ----
      Cost of investment in and advances to
        unconsolidated                                      $194        $191
        subsidiaries brought forward
      Foreign currency translation adjustment                 (9)          -
      Equity in net (loss) income of                         (32)          3
      unconsolidated subsidiaries
      Advance                                                350           -
                                                            ----        ----
      Investment in and advances to unconsolidated
      subsidiaries  at end of year                          $503        $194
                                                            ====        ====

      The equity share of (loss) income is based on the results of Big Blue Europe BV. A summarized statement of earnings for Big Blue Europe BV for fiscal years 1999 and 1998 and the period ended June 30, 1997 is set out below (in thousands):

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

8     INVESTMENTS (CONTINUED)

                                                                         PERIOD
                                                  YEARS ENDED             ENDED
                                                    JUNE 30,           JUNE 30,
                                              ----------------------
                                                    1999      1998        1997
                                                    ----      ----        ----

      Net sales                                   $4,101    $1,910        $465
      Cost of goods sold                          (3,068)   (1,394)       (354)
                                                  -------   -------       -----

      Gross profit                                 1,033       516         111
      Operating expenses                          (1,133)     (507)       (325)
                                                  -------   -------       -----

      Income before income taxes                    (100)        9        (214)
      Taxes on income                                 36        (3)         68
                                                  -------   -------       -----

      NET (LOSS) INCOME                             $(64)        $6       (146)
                                                  -------   -------       -----

      Equity in net (loss) income of                $(32)        $3       $(73)
      unconsolidated subsidiary                   =======   =======       =====


9     SHORT TERM BORROWINGS

      Short term borrowings consists of the following (in thousands):

                                                               JUNE 30,
                                                      -------------------------
                                                           1999        1998
                                                           ----        ----

      Bank Line of Credit                                $1,581          $-
      Receivable Financing                                7,033           -
                                                         ------      ------
      Total short term borrowings                        $8,614          $-
                                                         ======      ======

      The bank line of credit is secured by a mortgage debenture on all the assets of the Company and is subordinate to the receivable financing and the capital leases. The bank line of credit is subject to review in July each year. The facility available to the Company at June 30, 1999 was $1,900,000. The Company is currently negotiating an extension of the line of credit. Interest is charged on the bank line of credit at 1.25% over the bank borrowing rate of 5% at June 30, 1999 and 7% at June 30, 1998.

      The Company also had a revolving credit agreement, secured against inventory. The facility allowed the Company to borrow up to $5,500,000 to assist in the purchase of inventory. To date, no borrowings have been drawn down on the $5,500,000 line. The Company is currently negotiating an extension of the revolving credit agreement.

      Receivables' financing represents the amount borrowed, which is secured by various trade receivables totaling $8,274,000 at June 30, 1999. Trade receivables can be financed up to the lower of 85% of the value of the trade receivables balance or $8,686,000 at June 30, 1999 and $6,388,000 at June 30, 1998. The facility is reviewed annually in November of each year. The finance company which provides the receivable financing facility has full recourse to the Company with respect to any doubtful or unrecovered amounts. Interest is charged on the receivable financing balance at 1.25% above the bank borrowing rate of 5% at June 30, 1999, and 7% at June 30, 1998.

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

10    TAXES ON INCOME

      Income tax expense consists of the following (in thousands):

                                             YEARS ENDED JUNE 30,
                                      -------------------------------
                                            1999      1998     1997
                                            ----      ----     ----
      Current
            Federal and State                -           -        -
            Foreign                        765       2,393      564
      Deferred
            Federal and State                -           -        -
            Foreign                        (15)        (80)      87
                                           ----      -----      ---
      Total income tax expense             750       2,313      651
                                           ====      =====      ===


      Provision has not been made for U.S. or additional foreign taxes on approximately $4,652,000 and $5,613,000 at June 30, 1998 and 1999,
      respectively, of undistributed earnings of foreign subsidiaries, as those earnings are intended to be permanently reinvested.

       A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate of 34% to earnings before income taxes is summarized as follows (in thousands):


                                             YEAR ENDED JUNE 30,
                                        -----------------------------
                                            1999   1998      1997
                                            ----   ----      ----
      US federal statutory rate on
        earnings before income taxes        545   2,311       573
          before income taxes
      Difference in foreign versus
        U.S. federal income tax rate         43    (204)      (17)
      Change in valuation allowance          74       -         -
      Foreign non -deductible expenses       88     206        95
                                            ---   -----       ---
      Income tax expense                    750   2,313       651
                                            ===   =====       ===

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

10.   TAXES ON INCOME  (CONTINUED)

      Sources of deferred tax assets are as follows (in thousands):


                                                         JUNE 30,
                                                ------------------------
                                                    1999       1998

      DEFERRED TAX ASSETS:
      Property and equipment, principally
        due to differences in depreciation           42           26
      Net operating loss carry forwards              64           --
      Other                                           9           --
                                                    ----         ----
      Total gross deferred tax assets               115           26
      Valuation allowance                           (74)          --
                                                    ----         ----

      Net deferred tax assets                        41           26
                                                    ====         ====

      The Company has U.S. federal net operating loss carryforwards of approximately $161,000 which will begin to expire in 2019. Management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize deferred tax assets after giving consideration to the valuation allowance. The valuation allowance has been provided for U.S. deferred tax assets as recoverability is not deemed to be more likely than not.


11    COMMITMENTS AND CONTINGENCIES

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

      The Company leases offices and certain equipment under non-cancelable operating leases and vehicles under capital leases. Future minimum lease payments under non-cancelable operating leases and capital leases as of June 30, 1999 in aggregate for each of the five succeeding years is as follows (in thousands):

                                                                   CAPITAL   OPERATING
                                                                   -------   ---------

      2000                                                             $62         $93
      2001                                                              26          78
      2002                                                               -          78
      2003                                                               -          55
      2004 and thereafter                                                -         215
                                                                    ------      ------
      Total minimum lease payments                                     $88        $519
                                                                    ------      ======
      Less amount representing                                         (8)
      interest at rates ranging
      from 7.0% to 9.9%
                                                                    ------



               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

11    COMMITMENTS AND CONTINGENCIES  (CONTINUED)


      Present value of net minimum capital lease payments           80
      Current portion, included in accrued expenses and            (57)
        other current liabilities                                  ----
      Total obligations under capital leases excluding             $23
      current portion                                              ====


       Rental expense for the years ended June 30, 1999, 1998 and 1997 was $180,000, $136,000, and $78,000, respectively.


12    FOREIGN EXCHANGE CONTRACTS

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

      EXCHANGE RATE SENSITIVITY

      The table below summarizes information on foreign currency exchange contracts. The table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates (in thousands except exchange rates).

                                          EXPECTED
                                         MATURITY OR
                                       TRANSACTION DATE           FAIR VALUE
                                       ----------------           ----------

      FOREIGN CURRENCY EXCHANGE
      CONTRACTS

      JUNE 30, 1999
        (Receive(pound)/pay Euro)      July 9, 1999
        Contract amount                (pound)1,000              (pound)1,027
        Average contractual
          exchange rate                1.5635 Euro/(pound)1

        (Receive(pound)/pay Euro)      July 12, 1999
        Contract amount                (pound)1,000              (pound)1,015
        Average contractual
          exchange rate                1.546 Euro/ (pound)1

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

12    FOREIGN EXCHANGE CONTRACTS (CONTINUED)

      EXCHANGE RATE SENSITIVITY (CONTINUED)

      The fair value has been determined by applying the mid-price of the spread on the buy or sell rates as appropriate, of the relevant foreign currency at the balance sheet date. The mid-price used is that quoted by the Financial Times.

      Foreign exchange losses, net were $579,000, $510,000 and $157,000 for years ending June 30, 1999, 1998 and 1997, respectively.

13    RELATED PARTY INFORMATION

      RELATED PARTY TRANSACTIONS

      The Company has belonged to a group of related companies called Micro Computer Center Group (the "Group"). The Group is comprised of the Company and its subsidiaries, Technology Express Inc.. located in Nashville, Tennessee ("Technology Express"), American Surgical Supply Corp. d/b/a American Micro Computer Center in Miami, Florida ("American Micro Computer Center") and, until August 1, 1997, Ameritech Exports Inc. located in Miami, Florida ("Ameritech Exports") and Ameritech Argentina S.A. located in Buenos Aires, Argentina ("Ameritech Argentina"). All members of the Group were owned and controlled by either of the two primary shareholders of the Company, John B. Gallagher and/or Harry D. Shields and their families.

      The rates charged on related party sales are lower than they would be in arms length transactions. There are bulk buying arrangements with the related parties which gives the Company the benefit that it can buy large job-lots at more competitive prices than it would otherwise be possible to do and then immediately sell part of the purchase to the related parties. In practical terms, the sales to related parties are to the distributors in a similar trade to the Company and these parties would not buy at higher prices.

      Related party transactions are summarized as follows (in thousands):

                                            YEARS ENDED JUNE 30,
                                      -------------------------------
                                          1999      1998       1997
                                          ----      ----       ----
      SALES
      American Micro Computer Center   $7,356    $9,875         $66
      Technology Express                7,984    19,217          (2)
      Ameritech Argentina                   -         -          90
                                        ------    ------     ------
                                       $15,340   $29,092       $154
                                        ======    ======     ======
      PURCHASES
      American Micro Computer Center   $1,339      $507      $1,092
      Technology Express               15,559     8,749      20,717
      Ameritech Exports                     -         -         848
                                        ------    ------     ------

                                       $16,898    $9,256    $22,657
                                        ======    ======     ======

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

13    RELATED PARTY INFORMATION (CONTINUED)

      RELATED PARTY TRANSACTIONS (CONTINUED)

      OPERATING EXPENSES

      CONSULTANCY FEES
      American Micro Computer Center          $-      $45       $60
      Technology Express                       -       45        60
                                          ------   ------    ------
                                               -       90       120
                                          ------   ------    ------
      Management fees
      Technology Express                       -       14        16
                                          ------   ------    ------

      Recharged consultancy fees
      American Micro Computer Center           -        -      (27)
      Technology Express                       -        -      (27)
      Ameritech Argentina                      -        -      (13)
      Ameritech Exports                        -        -      (14)
                                          ------   ------    ------
                                               -        -      (81)
                                          ------   ------    ------
                                              $-     $104       $55
                                          ======   ======    ======


      "Recharged consultancy fees" represent the consultancy fees charged by Mr. Gilbert to European Micro Plc, before he was appointed as a director of the same, which have been recharged to the related companies on the basis of the work completed by Mr. Gilbert with respect to those related parties.

      DUE FROM/TO RELATED PARTIES

      a) Due from related parties consists of the following (in thousands):

                                                JUNE 30,
                                         -----------------------
                                             1999       1998
                                             ----       ----

      American Micro Computer Center         $974         $54
      Technology Express                      154         844
                                           ------        ----
                                           $1,128        $898
                                           ======        ====

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

13    RELATED PARTY INFORMATION (CONTINUED)

      DUE FROM/TO RELATED PARTIES (CONTINUED)

      b) Due to related parties consists of following (in thousands):

                                                JUNE 30,
                                        -------------------------
                                            1999       1998
                                            ----       ----

      American Micro Computer Center         $3          $12
      Technology Express                    630          226
                                           ----         ----
                                           $633         $238
                                           ====         ====


      FACILITIES AND EQUIPMENT

      The Company utilizes approximately 700 square feet of office space and certain equipment owned or leased by Technology Express and American Micro Computer Center for which it is not charged a fee.

      NATURE OF RELATED PARTY RELATIONSHIPS

      The entities listed above are related to the company in the following manner:

      AMERICAN MICRO COMPUTER CENTER

      American Micro Computer Center is a distributor of computer hardware based in Miami, Florida. John B. Gallagher who is Co-Chairman, Co-President, Director and shareholder (owning 39% of the outstanding shares after the Company's initial public offering ("Offering")) in the company was the president of American Micro Computer Center and owned 50% of the stock in that company. See note 17.

      TECHNOLOGY EXPRESS, INC.

      Until 1996, Technology Express, Inc. was a full service authorized reseller of computers and related products based in Nashville, Tennessee, selling primarily to end-users. Technology Express, Inc. was sold to Inacom Computers in 1996. Concurrently with the sale, Mr. Shields founded a new computer company with the name Technology Express. This company is a distributor of computer products and does not sell to end-users. Harry D. Shields, who is Co-Chairman, Co-President, Director and shareholder
      (owning 32% of the outstanding shares after the Offering) of European Micro is president of Technology Express and owns 100% of the outstanding shares of common stock of that company.

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

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

14    SEGMENT INFORMATION

      The Company operates predominately in a single industry segment as a wholesale distributor of computer-based technology products and services. Geographic areas in which the Company operates include North America (United States and Canada), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Great Britain, Greece, Holland, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, and Sweden), and Other (Singapore). The Company's reportable operating segments are based on geographic location generating the revenue, and the measure of segment profit is income from operations. The accounting policies of the segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.

      Financial information by geographic segments is as follows (in thousands):

                                             YEARS ENDED JUNE 30,
                               --------------------------------------------
                                        1999         1998           1997
                                        ----         ----           ----
      NET SALES:

      North America            $     48,994    $    3,559    $          -
      Europe                         70,262       107,894          46,655
      Other                          12,950             -               -
                                  -----------------------------------------
           Total               $    132,206   $   111,453   $      46,655
                                  -----------------------------------------

      INCOME (LOSS) FROM
      OPERATIONS:
      North America            $     (1,293)  $     (212)   $          -
      Europe                          3,340        7,444          2,051
      Other                            (112)            -              -
                                  -----------------------------------------
           Total               $      1,935  $     7,232   $      2,051
                                  -----------------------------------------

      IDENTIFIABLE ASSETS:
      North America            $     10,594  $     8,645   $          -
      Europe                         19,334       10,559          8,844
      Other                             671            -              -
                                  -----------------------------------------
           Total               $     30,599  $    19,204   $      8,844
                                  -----------------------------------------

      The following table summarizes purchases from major suppliers in excess of 10% for the period as a percentage of total purchases:

                                           YEARS ENDED JUNE 30,
                                      ------------------------------
                                         1999      1998      1997
                                         ----      ----      ----

      Related party
        Technology Express               12.7%         -     51.1%

      Third parties
        Supplier  A                      10.3%     38.9%         -
                  B                          -     14.0%         -
                  C                          -     10.0%         -
                  D                      10.9%         -         -

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

14    SEGMENT INFORMATION  (CONTINUED)

      The following table summarizes sales to major customers (sales in excess of 10% for the period) as a percentage of total sales:

                                         YEARS ENDED JUNE 30,
                                     ------------------------------
                                       1999      1998      1997
                                       ----      ----      ----

      RELATED PARTY
        Technology Express                -      17.2%        -

      The Company did not have any customers with sales in excess of 10% as a percentage of total sales in the years ended June 30, 1999 or 1997.

15    STOCKHOLDERS' EQUITY, STOCK OPTIONS AND INCENTIVE PLANS

      CAPITALIZATION OF RETAINED EARNINGS

      In December 1996 retained earnings amounting to $1,498,000 were capitalized as Additional paid-in capital, pursuant to the requirements to re-register the main trading company European Micro Plc as a plc company in the United Kingdom.

      EMPLOYEE STOCK PURCHASE PLAN

      In January 1998, European Micro Holdings, Inc. adopted the 1998 Employee Stock Purchase Plan ("the employee plan"). A total of 50,000 common shares have been reserved for issuance under the plan. The shares issued under the employee plan will be purchased at 85% of market value or such higher percentage (not in excess of 100%) as may be established by the employee plan committee. The employee plan shall remain in effect until terminated by an action of the Board. No shares had been issued at June 30, 1999.

      STOCK INCENTIVE PLAN

      In January 1998, European Micro Holdings, Inc. adopted the 1998 Stock Incentive Plan (the "Plan"). A total of 500,000 common shares have been reserved for issuance under the Plan. The committee may grant to such participants as the committee may select options entitling the participants to purchase shares of common stock for the Company in such numbers, at such prices and on such terms and subject to such conditions, consistent with the terms of the Plan, as may be established by the committee. The Plan shall remain in effect until terminated by an action of the Board.

      The per share weighted average fair value of stock options granted during 1999 and 1998 were $8.09 and $6.31, respectively. The preceding results were calculated with the use of the Black-Scholes option-pricing model. The assumptions were used for the years ended June 30, 1999 and 1998, respectively: (1) risk-free interest rates of 4.68% and 5.5%; (2) dividend yield of 0.0%; (3) expected lives of 7 years; and (4) volatility of 84% and 57%. Results may vary depending on the assumptions applied within the model.

      The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options issued to employees with a stock price at market value on the date of grant in the consolidated financial statements. Had the Company determined compensation cost based on the fair value of the date of grant for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

15    STOCKHOLDERS' EQUITY, STOCK OPTIONS AND INCENTIVE PLANS (CONTINUED)

      STOCK INCENTIVE PLAN (CONTINUED)

                                                   YEARS ENDED JUNE 30,
                                    -----------------------------------------
                                            1999          1998          1997
                                            ----          ----          ----
      NET INCOME:
            As reported                     $854        $4,485        $1,034
            Pro forma                       $466        $4,431        $1,034

      EARNINGS PER SHARE - BASIC:
            As reported                    $0.17         $1.10         $0.26
            Pro forma                      $0.09         $1.09         $0.26

      EARNINGS PER SHARE - DILUTED:
            As reported                    $0.17         $1.10         $0.26
            Pro forma                      $0.09         $1.08         $0.26


      Compensation cost arising during the year ended June 30, 1999 and June 30, 1998 in relation to stock options granted to non-employees during the year amounted to $202,000 and $28,000, respectively. The vesting period for stock options granted to non-employees varies between 1 and 6 years.

      A summary of the Company's stock option plan is as follows:

                                                  1999                 1998
                                   ------------------------------------------
                                               WEIGHTED            WEIGHTED
                                               AVERAGE    NUMBER   AVERAGE
                                    NUMBER OF  EXERCISE   OF       EXERCISE
                                       SHARES     PRICE    SHARES     PRICE

      Outstanding  at beginning of    294,000    $10.00         -
        year
      Granted                          45,000    $10.51   294,000    $10.00
      Exercised                             -                   -
      Forfeited                             -                   -
                                      -------             -------
      OUTSTANDING AT YEAR END         339,000    $10.07   294,000    $10.00

      Available  for grant at year    161,000             206,000
        end

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

15    STOCKHOLDERS' EQUITY, STOCK OPTIONS AND INCENTIVE PLANS  (CONTINUED)

      OPTIONS OUTSTANDING (CONTINUED)

      A summary of the options outstanding at June 30, 1999 is presented below:

                     OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
     ---------------------------------------------------------------------------
                      NUMBER     WEIGHTED      WEIGHTED       NO.       WEIGHTED
        RANGE OF    OUTSTANDING   AVERAGE      AVERAGE    EXERCISABLE   AVERAGE
        EXERCISE    AT 6/30/99   REMAINING     EXERCISE   AT 6/30/99    EXERCISE
         PRICES                    LIFE         PRICE                    PRICE

  $9.1875 - $12.00     339,000         8.9       $10.07        45,000     $10.00


16    EARNINGS PER SHARE

                                             YEARS ENDED JUNE 30,
                                        --------------------------------
      EARNINGS                                1999       1998      1997
                                              ----       ----      ----

      Net income (in thousands)              $854      $4,485    $1,034
                                             ====      ======    ======



      WEIGHTED AVERAGE NUMBER OF SHARES

      Outstanding common stock during    4,933,900  4,066,524 4,000,000
        the period
      Contingently issuable shares          44,714          -         -
                                         ---------  --------- ---------
      Basic weighted average number of   4,978,614  4,066,524 4,000,000
      shares

      Effect of dilutive stock options
      and other contingent shares           11,347     20,942         -
                                         ---------  --------- ---------
      DILUTED WEIGHTED AVERAGE NUMBER    4,989,961  4,087,466 4,000,000
      OF SHARES                         ========== ========== =========

      Basic earnings per share               $0.17      $1.10    $0.26
                                        ========== ========== =========

      Diluted earning per share              $0.17      $1.10    $0.26
                                        ========== ========== =========


      During the year-ended June 30, 1999, the Company issued options to purchase 45,000 shares of its common stock at exercise prices ranging from $9.19 to $12.00. The above dilutive earnings per share calculations in the year-ended June 30, 1999 exclude the effect of options to purchase 30,000 shares of common stock at exercise prices ranging from $10.25 to $12.00 per share because they were anti-dilutive. Also see Note 7 related to contingently issuable shares related to an acquisition. The effect of contingent shares related to the guaranteed earn-out amount not paid at the closing of the Sunbelt acquisition and the effect of satisfactory completion of part of the first contingent earn-out has been included in the above basic earnings per share calculations. However, the remainder of the first contingent earn-out and all of the second contingent earn-out are not included, as the conditions necessary for such contingent shares to be issued have not been met as of June 30, 1999.

               EUROPEAN MICRO HOLDINGS, INC. AND ITS SUBSIDIARIES

17    SUBSEQUENT EVENTS (UNAUDITED)

      On  February  2,  1999,  the  Company's  Board  of  Directors   formed  an
      Acquisition Committee consisting solely of independent directors to evaluate and determine whether the Company should acquire American Micro Computer Center and, if so, on what terms. The members of the committee are Kyle R. Saxon and Barrett Sutton. John B. Gallagher, who is a significant shareholder, Co-Chairman and Co-President of the Company, was the President and a Director of American Micro Computer Center and owned fifty percent of its outstanding capital stock. Frank Cruz, who is Chief Operating Officer of the Company, was an employee of American Micro Computer Center since 1994. He is currently an employee of the newly-formed, wholly-owned subsidiary of the Company formed to acquire American Micro Computer Center. The committee's charter authorized it to take any action it deemed necessary to properly evaluate and determine whether the Company should acquire American Micro Computer Center, including hiring independent advisors and ensuring that any such transaction is entirely fair to the Company and its shareholders. The committee hired independent legal counsel and an independent financial advisor. Prior to consummating this transaction, the Company received an opinion from the independent financial advisor that the consideration paid in connection with the transaction was fair from a financial point of view to the Company's shareholders. Effective July 1, 1999, the Company acquired American Micro Computer Center.

      The transaction was structured as a merger of American Micro Computer Center with and into the newly-formed, wholly-owned subsidiary of the Company and was accounted for as a purchase. Upon consummation of the merger, this subsidiary's name was changed to American Micro Computer Center, Inc. The purchase price for American Micro Computer Center was equal to $940,660, plus an earn-out amount payable in cash or shares of the Company's Common Stock (at the Company's discretion) equal to two times the after-tax earnings of American Micro Computer Center, Inc. in calendar year 1999 and two times the after-tax earnings of American Micro Computer Center, Inc. in calendar year 2000. The portion of the purchase price paid at closing was funded through the Company's working capital. The earn-out portion of the purchase price is expected to be funded through the Company's working capital or the issuance of shares of common stock. In addition, the Company assumed all outstanding indebtedness of American Micro Computer Center, including a shareholder loan in the approximate amount of $289,000. This loan is owed to the father of John B. Gallagher. If the Company elects to pay any portion of the purchase price in shares of the Company's Common Stock, then American Micro Computer Center's shareholders have fifteen days to make arrangements to sell such shares over the next forty trading days. If the sale of such shares results in net proceeds of less than the purchase price, then the Company will pay the difference in cash to American Micro Computer Center's shareholders. The Company is in the process of determining the fair market value of the assets and liabilities acquired and the amount of goodwill has not been determined.

      On July 16, 1999, European Micro UK purchased the office building in which they had previously been leasing space for 1,705,000 pounds sterling ($2,693,000 at June 30, 1999). The purchase price was financed in part by a loan in the amount of 1,300,000 pounds sterling($2,053,000 at June 30, 1999) at an annual interest rate of 7.6%, payable over ten years.

                                 EXHIBIT INDEX


EXHIBIT           DESCRITPION
-------           -----------

2.02 Merger Agreement dated June 29, 1999 by and among the Company, American Micro, AMCC and the shareholders of AMCC

2.03              Plan of Merger dated June 29, 1999

2.04              Articles of Merger dated June 29, 1999

10.21 Employment Agreement dated July 1, 1999 by and between American Micro and John B. Gallagher

23.01             Consents of Independent Accountants

27.01             Financial Data Schedule