Form 10-Q
period 1999-09-30
EUROPEAN MICRO HOLDINGS INC
filed 1999-11-15
CIK 1052914

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)

    |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1999

    |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         (No Fee Required)

              For the transition period from _______ to _______.

                        Commission File No. 333-44393

                        EUROPEAN MICRO HOLDINGS, INC.
                        ----------------------------
               (Name of Registrant as Specified in Its Charter)

 NEVADA                                              65-0803752
------                                              ----------

(State or Other Jurisdiction of Incorporation       (I.R.S. Employer Identification No.)
or Organization)
6073 N.W. 167TH STREET, UNIT C-25, MIAMI, FLORIDA   33015
-------------------------------------------------   -----
(Address of Principal Executive Offices)            (Zip Code)


                                 (305) 825-2458
                                 --------------

                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 4,933,900 shares of Common Stock, par value $0.01 per share, outstanding as of November 12, 1999.

PART I


FINANCIAL INFORMATION
---------------------

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

             INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Consolidated Condensed Balance Sheets as of September 30, 1999 and
June 30, 1999................................................................3

Consolidated Condensed Statements of Operations for the three months ended September 30, 1999 and 1998.....................................4

Consolidated Statement of Changes in Shareholders' Equity
for the three months ended September 30, 1999................................5

Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 1999 and 1998............................................6

Notes to Consolidated Condensed Financial Statements.........................8

                         EUROPEAN MICRO HOLDINGS, INC.


                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)



                                                    (UNAUDITED)
                                                  SEPTEMBER 30,   JUNE 30, 1999
                                                           1999
                                                --------------------------------
                     ASSETS
CURRENT ASSETS:
   Cash                                                  $5,675          $3,168
   Restricted Cash                                          397             379
   Trade receivables, net                                14,317          14,938
   Due from related parties                                   -           1,128
   Inventories, net                                       7,409           7,232
   Prepaid expenses                                         502             402
   Other current assets                                     569             562
                                                    -----------    ------------
      TOTAL CURRENT ASSETS                               28,869          27,809
   Property and equipment, net                            3,852             612
   Goodwill, net                                          2,423           1,675
   Investments in and advances to                           507             503
      unconsolidated subsidiaries                   -----------    ------------
      TOTAL ASSETS                                      $35,651         $30,599
                                                      ---------       ---------



      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings                                  $9,090         $8,614
   Trade payables                                          5,027          3,484
   Accrued expenses and other current
      liabilities                                          2,140          2,851
   Due to related parties                                    928            633
   Income taxes payable                                      677            383
                                                    ------------   ------------
      TOTAL CURRENT LIABILITIES                           17,862         15,965
   Long-term borrowings                                    2,434             23
   Other liabilities                                         280            268
                                                    ------------   ------------
      TOTAL LIABILITIES                                   20,576         16,256
                                                      ----------     ----------
SHAREHOLDERS' EQUITY:
   Preferred stock $0.01 par value shares:
      1,000,000 authorized,  no shares issued
      and outstanding                                          -              -
   Common stock $0.01 par value shares:
      20,000,000 authorized, Shares issued and
      outstanding 4,933,900                                   49             49
   Additional paid-in capital                              9,149          8,979
   Accumulated other comprehensive income (loss)              43          (312)
   Retained earnings                                       5,834          5,627
                                                    ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY                          15,075         14,343
                                                     -----------    -----------

   COMMITMENTS, CONTINGENCIES AND SUBSEQUENT
      EVENTS                                                   -              -

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $35,651        $30,599
                                                     ===========    ===========

See accompanying notes to consolidated condensed financial statements.

                         EUROPEAN MICRO HOLDINGS, INC.



                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)

                                                          (UNAUDITED)
                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                 ------------------------------
                                                      1999              1998
                                                      ----              ----
SALES:
   Net sales                                       $31,745           $27,781
   Net sales to related parties                      1,019             1,516

                                                   -------            ------
      Total net sales                               32,764            29,297
                                                   -------            ------
COST OF GOODS SOLD:
   Cost of goods sold                             (28,076)          (24,854)
   Cost of goods sold to related parties             (991)           (1,498)

                                                   -------          --------
      Total cost of goods sold                    (29,067)          (26,352)

                                                   -------          --------
GROSS PROFIT                                         3,697             2,945

OPERATING EXPENSES:
      Selling, general and administrative
        expenses                                   (3,066)           (1,717)

                                                   -------          --------
      Total operating expenses                     (3,066)           (1,717)


                                                   -------          --------
INCOME FROM OPERATIONS                                 631             1,228

      Interest income                                   39                36
      Interest expense                               (219)              (82)
      Equity in net loss of unconsolidated
        subsidiaries                                   (2)              (28)

                                                   -------          --------
INCOME BEFORE INCOME TAXES                             449             1,154

      Income tax expense                             (242)             (432)

                                                   -------          --------
NET INCOME                                            $207              $722
                                                   =======          ========

      Net income per share - basic                   $0.04             $0.15
                                                   =======          ========
      Net income per share - diluted                 $0.04             $0.15
                                                   =======          ========

See accompanying notes to consolidated condensed financial statements.

                         EUROPEAN MICRO HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)

                         EUROPEAN MICRO HOLDINGS, INC.


                                                                            ACCUMULATED
                                                             ADDITIONAL        OTHER                            TOTAL
                                                              PAID-IN       COMPREHENSIVE       RETAINED      SHAREHOLDERS'
                              COMMON STOCK                    CAPITAL        INCOME (LOSS)      EARNINGS        EQUITY
                              ---------------------------------------------------------------------------------------------
                              SHARES        AMOUNT
                              ------        ------

Balance at June 30, 1999      4,933,900        $49             $8,979           $ (312)           $5,627     $14,343

Comprehensive Income:
   Net income                      -             -                  -                 -              207         207
   Other comprehensive
     income, foreign
     currency
     translation
     adjustment                    -             -                  -               355               -          355
                                                                                -------           -------    -------
   Total comprehensive
     income                        -             -                  -               355              207         562
Adjustment to accrued
   offering costs                  -             -                156                 -                -         156
Compensation charge in
   relation to share
   options issued to
   non-employees                   -             -                 14                 -                -          14
                              ------------------------------------------------------------------------------------------
Balance at September
   30, 1999                   4,933,900        $49             $9,149               $43           $5,834     $15,075
                              ==========================================================================================


See accompanying notes to consolidated condensed financial statements.


                         EUROPEAN MICRO HOLDINGS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                             (UNAUDITED)
                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                 ------------------------------------

                                                         1999                 1998
                                                         ----                 ----
OPERATING ACTIVITIES:
Net income                                               $207                 $722
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Depreciation and amortization                          134                   65
   Amortization of expense related to
     contingent earn-out provisions                        47                    -
   Deferred income taxes                                  (7)                  (6)
   Equity in net loss of unconsolidated
     subsidiaries                                           2                   28
   Compensation charge for non-employee stock
     options                                               14                   41
CHANGES IN ASSETS AND LIABILITIES, NET OF
EFFECTS FROM ACQUISITIONS
   Trade receivables                                    1,341              (1,706)
   Due from related parties                             1,128                (442)
   Inventories                                          1,740              (3,732)
   Prepaid expenses and other current assets              157                2,134
   Trade payables                                         397                  899
   Due to related parties                                 295                (229)
   Income taxes payable                                   294                 (59)
   Accrued expenses and other current
     liabilities                                         (622)                341
                                                        ------              ------

NET CASH PROVIDED BY (USED IN) OPERATING                5,127              (1,944)
ACTIVITIES                                            -------              -------

INVESTING ACTIVITIES:
   Purchase of fixed assets                           (2,998)                 (54)
   Sale of fixed assets                                    21                    -
   Payment for acquisition, net of cash acquired      (1,220)                    -
                                                      -------              -------

NET CASH USED IN INVESTING ACTIVITIES                 (4,197)                 (54)
                                                      -------              -------

FINANCING ACTIVITIES:
   Short-term borrowings, net                         (1,073)                  468
   Proceeds from long-term borrowings                   2,429                    -
   Issuance of common stock, net                            -                 (25)
   Repayment of capital leases, net                      (20)                 (18)

                                                      -------              -------
NET CASH PROVIDED BY FINANCING ACTIVITIES               1,336                  425

                                                      -------              -------
   Exchange rate changes                                  241                  140

                                                      -------              -------
NET  INCREASE (DECREASE) IN CASH:                       2,507              (1,433)
   Cash at beginning of period                          3,168                5,012

                                                      -------              -------
CASH AT END OF PERIOD                                  $5,675               $3,579
                                                       ======               ======


                          EUROPEAN MICROHOLDINGS, INC.



Non-cash investing and financing activities:
Fair value of assets acquired                           3,314                    -
Goodwill                                                  804                    -
Fair value of liabilities assumed                     (2,817)                    -

                                                      --------              ------
Cash paid for acquisitions                              1,301                    -
Less cash acquired                                       (81)                    -

                                                      --------              ------
Net cash paid for acquisitions                         $1,220                    -

                                                      ========              ======
Interest paid                                            $219                  $65

                                                      ========              ======
Taxes paid                                                 $5                 $391

                                                      ========              ======

See accompanying notes to consolidated condensed financial statements.

                          EUROPEAN MICRO HOLDINGS, INC.

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1     INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

2     INVENTORY

Inventories consist of the following (in thousands):

                                                  SEPTEMBER 30, 1999     JUNE 30, 1999
                                                  ------------------     -------------


Finished goods and goods for resale                       $7,470            $7,348
Less: Allowance for inventory obsolescence                  (61)             (116)
                                                         -------           -------

                                                          $7,409            $7,232

                                                         =======            ======

A roll forward of allowance for obsolescence is as follows (in thousands):

                                                  SEPTEMBER 30, 1999     JUNE 30, 1999
                                                  ------------------     -------------

Balance at beginning of period                              $116                $9
Foreign currency translation adjustment                        3                 -
Provision for obsolescence                                    53               602
Amounts written off                                        (111)             (495)

                                                          -------          -------

Balance at end of period                                     $61              $116

                                                          =======          =======
3     PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                  SEPTEMBER 30, 1999     JUNE 30, 1999
                                                  ------------------     -------------

Buildings and leasehold improvements                      $2,899                $-
Furniture, fixtures and equipment                          1,455               994
Vehicles and other                                           430               416

                                                         -------             --------
                                                           4,784             1,410
Less: accumulated depreciation                             (932)             (798)

                                                         -------             --------
                                                          $3,852              $612

                                                         =======             ========

                          EUROPEAN MICRO HOLDINGS, INC.

            NOTES TO BE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


3     PROPERTY AND EQUIPMENT  (CONTINUED)

On July 16, 1999, European Micro Plc, a wholly-owned subsidiary of the Company ("EUROPEAN MICRO UK"), purchased the office building in which it had previously leased space for a purchase price of 1,705,000 pounds sterling ($2,815,000 at September 30, 1999). The purchase price was financed in part by a loan in the amount of 1,312,000 pounds sterling ($2,166,000 at September 30, 1999) at an annual interest rate equal to the one-month London Interbank Offering Rate ("LIBOR") plus one percentage point (1.0%), payable over ten years. LIBOR at September 30, 1999 was 5.4%.

Depreciation and amortization expense was $101,000 and $65,000 for the periods ended September 30, 1999 and September 30, 1998, respectively.

4     GOODWILL

On October 26, 1998, European Micro UK acquired all of the outstanding shares of capital stock of Sunbelt (UK) Limited ("SUNBELT"). The Sunbelt purchase price (to be settled in pounds sterling) is comprised of a guaranteed portion and two contingent earn-out payments. The guaranteed portion of the purchase price, which was based upon Sunbelt's net book value at closing and a multiple of its fiscal year 1998 pre-tax earnings, was 940,000 pounds sterling (approximately $1,550,000 at exchange rate on September 30, 1999). Of this guaranteed amount, approximately 360,000 pounds sterling (approximately $594,000 at exchange rate on September 30, 1999) was paid in cash at closing. The unpaid balance of the guaranteed consideration includes a note payable to the former 40% Sunbelt shareholder in the amount of 240,163 pounds sterling ($397,000 at exchange rate on September 30, 1999) to be repaid in November 2005, subject to early repayment at the option of the note holder at any time after June 1, 1999. Such note payable is secured by a cash account of equal amount at September 30, 1999. The note payable and the cash balances are reflected on the accompanying consolidated condensed balance sheet at September 30, 1999, in accrued expenses and other current liabilities and restricted cash, respectively. The Company has the option of paying all future amounts due to the former Sunbelt shareholders in common stock of European Micro Holdings, Inc. The Company also entered into employment agreements with the two former shareholders of Sunbelt.

The remainder of the unpaid guaranteed consideration of approximately 339,614 pounds sterling ($560,000 at exchange rate on September 30, 1999), plus accrued interest, is to be paid in equal installments within nineteen (19) days of the end of the first and second contingent earn-out periods as discussed below. The unpaid balance of the guaranteed purchase price is reflected in accrued expenses and other current liabilities and other liabilities on the accompanying consolidated condensed balance sheet at September 30, 1999.

The maximum contingent earn-out payments in the aggregate are two times Sunbelt's fiscal year 1998 pre-tax earnings of 849,036 pounds sterling
($1,400,000 at exchange rate on September 30, 1999). The first contingent payment of up to 424,518 pounds sterling ($701,000 at exchange rate on September 30, 1999) will be made if certain financial parameters are attained during the first contingent earn-out period which runs from November 1, 1998 to October 31, 1999, and if certain of the Sunbelt executives are still employed with the Company at the end of the first earn-out period. The second contingent payment of up to 424,518 pounds sterling ($701,000 at exchange rate on September 30,
1999) will be made if certain financial parameters are attained during the second contingent earn-out period which runs from November 1, 1999 to October 31, 2000. That portion of the first contingent earn-out payment related to employee retention, approximately 106,130 pounds sterling ($175,000 at exchange rate on September 30, 1999), is being recognized by the Company over the course of the first contingent earn-out period as compensation expense. That portion of the first contingent earn-out payment related to the volume of purchases from the Far East has been met. This portion of approximately 106,130 pounds sterling ($175,000 at exchange rate on September 30, 1999), has been recognized by the Company, and is reflected in goodwill, net and accrued expenses and other current liabilities. The remaining criteria for the first contingent earn-out was not met, therefore, the additional consideration of approximately 212,260 pounds sterling ($350,000 at exchange rate on September 30, 1999) was not accrued or paid. The second contingent earn-out payment have not been recognized in the accompanying consolidated condensed financial statements as the payment of such amounts are not, in the opinion of management, determinable beyond a reasonable doubt.

                         EUROPEAN MICRO HOLDINGS, INC.

            NOTES TO BE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

4     GOODWILL  (CONTINUED)

The acquisition of Sunbelt was accounted for as a purchase. The purchase price, subject to adjustment as described above and inclusive of transaction costs, of approximately 1,011,000 pounds sterling plus the earned portion of the contingent earn-out of approximately 106,000 pounds sterling for a total of 1,117,000 pounds sterling ($1,844,000 at exchange rate on September 30, 1999) exceeded the estimated fair market value of net assets acquired by approximately $1,716,000, which is being amortized on a straight-line basis over 20 years. The results of operations of Sunbelt have been included in the accompanying financial statements. Purchase accounting adjustments are preliminary as actual 1998 pre-tax earnings have not been finalized.

On November 12, 1998, European Micro UK acquired the assets of H&B Trading International BV ("H&B"). The acquisition of H&B was accounted for as a purchase. The base purchase price, subject to adjustment, of approximately 125,000 Dutch guilders ($61,000 at exchange rate on September 30, 1999) exceeded the estimated value of net assets acquired by approximately 85,000 Dutch guilders ($41,000 at exchange rate on September 30, 1999), which is being amortized on a straight-line basis over 20 years. If certain financial performance criteria are met for the fiscal years ended June 30, 1999 and 2000, additional consideration of approximately 50,000 Dutch guilders ($24,000 at exchange rate on September 30, 1999) and 75,000 Dutch guilders ($35,000 at exchange rate on September 30, 1999), respectively, will be paid. The financial criteria for the period ended June 30, 1999 was not met, therefore, the additional consideration was not accrued or paid. Also, the year 2000 contingent consideration has not been reflected in the accompanying consolidated condensed financial statements either. The results of operations of H&B have been included in the accompanying financial statements from the date of acquisition.

On February 2, 1999, the Company's Board of Directors formed a special committee consisting solely of independent directors to evaluate and determine whether the Company should acquire American Surgical Supply Corp. of Florida d/b/a American Micro Computer Center ("AMCC") and, if so, on what terms. John B. Gallagher, who is a significant shareholder, Co-Chairman and Co-President of the Company, was the President and a Director of AMCC and owned fifty percent of its outstanding capital stock. Frank Cruz, who is Chief Operating Officer of the Company, was an employee of AMCC since 1994. He is currently an employee of the newly-formed, wholly-owned subsidiary of the Company formed to acquire AMCC. The committee's charter authorized it to take any action it deemed necessary to properly evaluate and determine whether the Company should acquire AMCC, including hiring independent advisors and ensuring that any such transaction was entirely fair to the Company and its shareholders. The committee hired independent legal counsel and an independent financial advisor. Prior to consummating this transaction, the Company received an opinion from the independent financial advisor that the consideration paid in connection with the transaction was fair from a financial point of view to the Company's shareholders. The Company acquired AMCC in a merger on July 1, 1999.

The transaction was structured as a merger of AMCC with and into the newly-formed, wholly-owned subsidiary of the Company. Upon consummation of the merger, the subsidiary's name was changed to American Micro Computer Center, Inc. ("AMERICAN MICRO"). The purchase price for AMCC was equal to $1,131,000, plus an earn-out amount payable in cash or shares of the Company's common stock (at the Company's discretion) equal to two times the after-tax earnings of American Micro in calendar year 1999 and two times the after-tax earnings of American Micro in calendar year 2000. The portion of the purchase price paid at closing was funded through the Company's working capital. In addition, the Company assumed all outstanding indebtedness of AMCC, including a shareholder loan in the approximate amount of $289,000. This loan is owed to the father of John B. Gallagher. If the Company elects to pay any portion of the purchase price in shares of the Company's common stock, then AMCC's shareholders have fifteen days to make arrangements to sell such shares over the next forty trading days. If the sale of such shares results in net proceeds of less than the purchase price, then the Company will pay the difference in cash to AMCC's shareholders.

The acquisition of AMCC was accounted for as a purchase. The purchase price, inclusive of transaction costs, of approximately $1,301,000 exceeded the estimated fair market value of net assets acquired by approximately $804,000, which constitutes goodwill and which is being amortized on a straight-line basis over 20 years. The results of operations of American Micro have been included in the accompanying financial statements. The contingent earn-out payments have not been recognized in the accompanying consolidated condensed financial statements as the payment of such amounts are not determinable at this point in time. Purchase accounting adjustments have not been finalized.

                          EUROPEAN MICRO HOLDINGS,INC.

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

4     GOODWILL  (CONTINUED)

The following summarized unaudited pro forma financial information assumes the acquisitions of Sunbelt and AMCC occurred on July 1, 1998 (in thousands, except share data):

                             PERIOD ENDED SEPTEMBER 30,
                             --------------------------
                                   1999       1998
Total net sales                 $32,764    $43,222
Net income                         $207       $732
Earnings per share:
   Basic                          $0.04      $0.15
   Diluted                        $0.04      $0.15

The pro forma financial information is based on certain assumptions and estimates, and do not reflect any benefits from economies which might be achieved from the combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future operations.

A roll forward of goodwill is as follows (in thousands):

                                      SEPTEMBER 30, 1999   JUNE 30, 1999
                                      ------------------   -------------

Balance at beginning of period                $1,675                  $-
Foreign currency translation                      78                   -
  adjustment
Purchase accounting adjustments                (101)                   -
Additions                                        804               1,731
Amortization                                    (33)                (56)

                                             -------             -------
Balance at end of period                      $2,423              $1,675

                                             =======             =======

5     SHORT-TERM BORROWINGS

Short-term borrowings consists of the following (in thousands):

                                      SEPTEMBER 30, 1999   JUNE 30, 1999

Bank line of credit                               $-              $1,581
Receivable financing                           8,003               7,033
Other short-term borrowings                    1,087                   -
                                             -------             -------

Total short-term borrowings                   $9,090              $8,614
                                             =======             =======

The bank line of credit is secured by a mortgage debenture on all the assets of European Micro UK and is subordinate to the receivable financing and the capital leases. The bank line of credit is subject to review in July each year. The facility available to the Company at September 30, 1999 was 1.2 million pounds sterling ($1.98 million at September 30, 1999). The facility has been renewed to July 2000. Interest is charged on the bank line of credit at 1.25% over the bank borrowing rate of 5.25% at September 30, 1999 and 5% at June 30, 1999.

European Micro UK also had a revolving credit agreement, secured against inventory. The facility allowed European Micro UK to borrow up to 3.5 million pounds sterling ($5.8 million at September 30, 1999) to assist in the purchase of inventory. To date, no borrowings have been drawn down on this line. This revolving credit agreement has expired and European Micro UK is currently negotiating a renewal and modification of this revolving credit agreement.

                         EUROPEAN MICRO HOLDINGS, INC.


            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


5     SHORT-TERM BORROWINGS (CONTINUED)

Receivable financing represents the amount borrowed, which is secured by various trade receivables totaling $9.4 million at September 30, 1999 and $8.3 million at June 30, 1999. Trade receivables can be financed up to the lower of 85% of the value of the trade receivables balance or 6.2 million pounds sterling at September 30, 1999 ($10.2 million at September 30, 1999). This trade receivables financing increased from a maximum of $5.5 million pounds sterling at June 30, 1999 ($8.7 million at June 30, 1999). The facility is reviewed annually in November of each year. This facility can be terminated by either party giving three months' notice. The finance company which provides the receivable financing facility has full recourse to European Micro UK with respect to any doubtful or unrecovered amounts. Interest is charged on the receivable financing balance at 1.25% above the bank borrowing rate of 5.25% at September 30, 1999, and 5% at June 30, 1999.

Other short-term borrowings represent various notes payable of American Micro. The maturity dates of the notes range from on demand to June 30, 2000. The interest rates range from 1.0% over the prime interest rate to 15%. See "Note 9 (Subsequent Events) to the Consolidated Condensed Financial Statements."

6     LONG-TERM BORROWINGS

Long-term borrowings consists of the following (in thousands):

                                      SEPTEMBER 30, 1999   JUNE 30, 1999
                                      ------------------   -------------

Mortgage loan note                            $2,149                  $-
Note payable                                     273                   -
Other long-term borrowings                        12                  23

                                             -------              ------

Total long-term borrowings                    $2,434                 $23

                                             =======              ======

The mortgage loan note is secured by a mortgage on the office building of European Micro UK. The note calls for quarterly payments of principal and interest in the amount of 46,763 pounds sterling ($77,207 at September 30, 1999) and matures in July 2009. The mortgage loan note bears interest at the one-month LIBOR plus one percentage point (1.0%). LIBOR at September 30, 1999 was 5.4%.

The note payable is payable to John P. Gallagher the father of John B. Gallagher, who is a significant shareholder, Co-Chairman and Co-President of the Company. This note was assumed in the purchase of AMCC. The note matures in August 2003 and bears interest at 10%. See "Note 9 (Subsequent Events) to the Consolidated Condensed Financial Statements."

                          EUROPEAN MICRO HOLDINGS, INC.

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7     EARNINGS PER SHARE

The calculation of earnings per share are detailed in the table below:

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                 ------------------------
                                                      1999        1998
EARNINGS
Net income (in thousands)                             $207        $722

                                                   -------     -------
WEIGHTED AVERAGE NUMBER OF SHARES
Outstanding common stock during the period       4,933,900   4,933,900
Contingently issuable shares                        85,107           -

                                                   -------     -------
BASIC WEIGHTED AVERAGE NUMBER OF SHARES          5,019,007   4,933,900
Effect of dilutive stock options and other
contingent shares                                      995           -
                                                   -------     -------
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES        5,020,002   4,933,900

                                                 =========   =========
Basic earnings per share                             $0.04       $0.15

                                                 =========   =========
Diluted earning per share                            $0.04       $0.15

                                                 =========   =========

During the three-month period ended September 30, 1999, the Company issued options to purchase 7,500 shares of its common stock at an exercise price of $7.50. The above dilutive earnings per share calculations for the three-month period ended September 30, 1999 and 1998, exclude the effect of options to purchase 339,000 and 294,000, respectively, shares of common stock at exercise prices ranging from $9.1875 to $12.00 per share, due to the fact they were anti-dilutive. Also see "Note 4 (Goodwill) to the Consolidated Condensed Financial Statements" related to contingently issuable shares related to acquisitions. The effect of contingent shares related to the guaranteed earn-out amount not paid at the closing of the Sunbelt acquisition and the effect of satisfactory completion of part of the first contingent earn-out has been included in the above basic earnings per share calculations. However, the remainder of the first contingent earn-out and all of the second contingent earn-out are not included, as the conditions necessary for such contingent shares to be issued have not been met as of September 30, 1999. The effect of contingent shares related to the first and second earnouts of AMCC are not included, as determination of the amount of such contingent shares to be issued are not determinable.

8     RELATED PARTY TRANSACTIONS

European Micro Holdings, Inc. belongs to a group of related companies (the "GROUP"). The Group is comprised of Technology Express, Inc. located in Nashville, Tennessee ("TECHNOLOGY EXPRESS"), and, until July 1, 1999, American Surgical Supply Corp. d/b/a American Micro Computer Center located in Miami, Florida ("AMERICAN MICRO COMPUTER CENTER") which was purchased by European Micro Holdings, Inc. See "Note 4 (Goodwill) to the Consolidated Condensed Financial Statements." Technology Express is owned and controlled by Harry D. Shields, who is Co-President and Co-Chairman of the Company. Until July 1, 1999, AMCC was controlled by John B. Gallagher, who is a Co-President and Co-Chairman of the Company. The Company acquired AMCC on July 1, 1999.

The rates charged on related party sales are lower than they would be in arms-length transactions. The Company has a bulk buying arrangements with the remaining related party, Technology Express, which gives the Company the benefit of buying large job-lots at more competitive prices than it would otherwise be possible to do and then immediately sell part of the purchase to the related party. In practical terms, the sales to the related party are to the distributors in a similar trade to the Company and this party would not buy at higher prices.

                          EUROPEAN MICRO HOLDINGS, INC.

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8     RELATED PARTY TRANSACTIONS (CONTINUED)

Related party transactions are summarized as follows (in thousands):

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                  ------------------------
                                                     1999          1998
                                                     ----          ----
 SALES TO:
 AMCC                                                 N/A           $13
 Technology Express                                $1,019         1,503
                                                  -------       -------

                                                   $1,019        $1,516
                                                  =======       =======

 PURCHASES FROM:
 AMCC                                                 N/A            $-
 Technology Express                                $1,768        12,439

                                                   -------      -------
                                                   $1,768       $12,439

                                                   =======      =======

Due from related parties comprised the following balances (in thousands):

                                                   SEPTEMBER 30, 1999     JUNE 30, 1999
                                                   ------------------     -------------


 AMCC                                                         N/A              $974
 Technology Express                                            $-               154

                                                          -------           -------
                                                               $-            $1,128

                                                          =======           =======

Due to related parties comprised of following balances (in thousands):

                                                   SEPTEMBER 30,1999      JUNE 30, 1999
                                                   -----------------      -------------

 AMCC                                                         N/A                $3
 Technology Express                                          $928               630

                                                          -------              ----
                                                             $928              $633

                                                          =======              ====
The entities listed above are related to the Company in the following manner:

AMCC

AMCC is a distributor of computer hardware based in Miami, Florida. John B. Gallagher who is Co-Chairman, Co-President, a Director and shareholder (owning 39% of the outstanding shares) of European Micro Holdings, Inc., was until July 1, 1999 the president of AMCC and owned 50% of the outstanding shares of capital stock in that company. See "Note 4 (Goodwill) to the Consolidated Condensed Financial Statements" regarding the acquisition of AMCC. Frank Cruz, who is Chief Operating Officer of European Micro Holdings, Inc., has been an employee of AMCC since 1994.

                          EUROPEAN MICRO HOLDINGS, INC.

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8     RELATED PARTY TRANSACTIONS (CONTINUED)

TECHNOLOGY EXPRESS

Until 1996, Technology Express was a full service authorized reseller of computers and related products based in Nashville, Tennessee, selling primarily to end-users. Technology Express was sold to Inacom Computers in 1996. Concurrently with the sale, Mr. Shields founded a new computer company with the name Technology Express. This company is a distributor of computer products and does not sell to end-users. Harry D. Shields, who is Co-Chairman, Co-President, a Director and shareholder (owning 32% of the outstanding shares) of European Micro Holdings, Inc., is president of Technology Express and owns 100% of the outstanding shares of capital stock of that company. Jay Nash, who is Chief Financial Officer, Treasurer and Secretary of European Micro Holdings, Inc., has been an employee of Technology Express since 1992.

9     SUBSEQUENT EVENT

On October 29, 1999, the Company obtained financing for its operations based in the United States. American Micro and Nor'Easter each obtained a $1,500,000 line of credit, secured by accounts receivable and inventory. Each of these lines of credit matures on October 29, 2000, and each bears interest at a rate equal to the lender's base rate plus one-half percentage point (1/2%). Also on October 29, 1999, the Company obtained a term loan in the amount of $1,500,000. The term loan is to be repaid with quarterly payments of $125,000 over three years. The term loan bears interest at the one-month LIBOR plus two and one-quarter percentage points (2.25%). The term loan is secured by substantially all of the assets of the Company.

As partial security for these loans, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. In the event the Company defaults on one or more of these loans, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in the Company because Messrs. Gallagher and Shields together own 71% of the Company's outstanding common stock.

European Micro UK and the Company have each notified Big Blue Europe that they intend to make a demand for payment for loans made in the amounts of $150,000 and $350,000, respectively. Big Blue Europe is currently under a court order prohibiting payment of these loans. According to a press release issued on November 12, 1999, the 50% shareholders of Big Blue Europe, its principles, Jeff and Marie Alnwick, and Big Blue Europe, derivatively, have filed a lawsuit against the Company, European Micro UK, John B. Gallagher and Harry D. Shields for fraud, aiding and abetting fraud, misappropriation of trade secrets, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract and tortious interference with contract. The press release was issued by the law firm representing the plaintiffs. The press release states that the plaintiffs are seeking $10 million or more in damages. The suit was filed in the United States District Court for the Eastern District of New York. The factual allegations underlying the lawsuit stem from European Micro UK's joint venture interest in Big Blue Europe. The Company has not received a copy of the complaint. The Company, in connection with its legal counsel, will carefully review the allegations in the complaint when a copy is received. However, the Company believes that the allegations specified in the law firm's press release are without merit and intends to vigorously defend the suit.

                          EUROPEAN MICRO HOLDINGS, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ---------------------

INTRODUCTORY STATEMENTS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS,
(A) EUROPEAN MICRO HOLDINGS, INC.'S ("EUROPEAN MICRO" OR THE "COMPANY") PROJECTED SALES AND PROFITABILITY, (B) THE COMPANY'S GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN THE COMPANY'S INDUSTRY, (D) THE COMPANY'S FUTURE FINANCING PLANS, AND (E) THE COMPANY'S ANTICIPATED NEEDS FOR WORKING CAPITAL. IN ADDITION, WHEN USED IN THIS QUARTERLY REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY CERTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CHANGES IN TRENDS IN THE ECONOMY AND THE COMPANY'S INDUSTRY, REDUCTIONS IN THE AVAILABILITY OF FINANCING AND AVAILABILITY OF COMPUTER PRODUCTS ON TERMS AS FAVORABLE AS EXPERIENCED BY THE COMPANY IN PRIOR PERIODS AND OTHER FACTORS. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT WILL IN FACT OCCUR. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

UNLESS THE CONTEXT OTHERWISE REQUIRES AND EXCEPT AS OTHERWISE SPECIFIED, REFERENCES HEREIN TO "EUROPEAN MICRO" OR THE "COMPANY" INCLUDE EUROPEAN MICRO HOLDINGS, INC. AND ITS FOUR WHOLLY-OWNED SUBSIDIARIES, EUROPEAN MICRO PLC, A COMPANY ORGANIZED UNDER THE LAWS OF THE UNITED KINGDOM ("EUROPEAN MICRO UK"), NOR'EASTER MICRO, INC., A NEVADA CORPORATION ("NOR'EASTER"), COLCHESTER ENTERPRISE PTE. LTD. A COMPANY ORGANIZED UNDER THE LAWS OF SINGAPORE ("COLCHESTER"), AND AMERICAN MICRO COMPUTER CENTER, INC. ("AMERICAN MICRO"), A FLORIDA CORPORATION (COLLECTIVELY, THE FOUR WHOLLY-OWNED SUBSIDIARIES ARE REFERRED TO AS THE "SUBSIDIARIES").

OVERVIEW

The Company is an independent distributor of microcomputer products, including personal computers, memory modules, disc drives and networking products, to customers mainly in Western Europe and to customers and to a related party in the United States. The Company's customers consist of more than 480 value-added resellers, corporate resellers, retailers, direct marketers and distributors. The Company does not sell to end-users. Substantially all of the products sold by the Company are manufactured by well-recognized manufacturers such as IBM, Compaq and Hewlett-Packard, although the Company generally does not obtain its inventory directly from such manufacturers. The Company monitors the geographic pricing strategies related to such products, currency fluctuations and product availability in order to obtain inventory at favorable prices from other distributors, resellers and wholesalers.

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

European Micro Holdings, Inc. was organized under the laws of the State of Nevada in December 1997 and is the parent of European Micro UK, Nor'Easter and Colchester. European Micro Holdings, Inc. is also the parent of American Micro which was formed on June 24, 1999 to acquire AMCC. This transaction was structured as a merger of American Surgical Supply Co. of Florida d/b/a American Micro Computer Center ("AMCC") with and into American Micro, a newly-formed, wholly-owned subsidiary of the Company. This transaction was consummated on July 1, 1999. American Micro is an independent distributor of microcomputer products in the United States. A detailed discussion of the acquisition of AMCC is contained in the section entitled "Related Party Transactions." European Micro

                         EUROPEAN MICRO HOLDINGS, INC.



UK was organized under the laws of the United Kingdom in 1991 to serve as an independent distributor of microcomputer products to customers mainly in Western Europe and to related parties in the United States. Nor'Easter was organized under the laws of the State of Nevada on December 26, 1997 to serve as an independent distributor of microcomputer products in the United States. Colchester was organized under the laws of Singapore in November 1998 to serve as an independent distributor of microcomputer products in Asia.

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

                          EUROPEAN MICRO HOLDINGS, INC.


RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in the Company's Consolidated Condensed Statements of Operations:

                             PERCENTAGE OF NET SALES


                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                           ------------------------
                                                1999       1998
                                                ----       ----

             Net sales to third parties        96.9%      94.8%
             Net sales to related parties       3.1%       5.2%
                                             -------    -------
             Total net sales                  100.0%     100.0%
                                             -------    -------
             Cost of goods sold to third
               parties                        (85.7%)    (84.8%)
             Cost of goods sold to
               related parties                 (3.0%)     (5.1%)
                                             -------    -------
             Total cost of goods sold         (88.7%)    (89.9%)
                                             -------    -------
             Total gross profit                11.3%      10.1%

             Total operating expenses          (9.4%)     (5.9%)
                                             -------    -------
             Operating profit                   1.9%       4.2%

             Interest income                    0.1%       0.3%
             Interest expense                  (0.7%)     (0.5%)
             Equity in loss of
               unconsolidated affiliate            -      (0.1%)
                                              -------   -------
             Income before income taxes         1.3%       3.9%
             Income taxes                      (0.7%)     (1.5%)
                                             -------    -------
             Net income                         0.6%       2.5%
                                             =======    =======

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 AND 1998

TOTAL NET SALES. Total net sales increased $3.5 million, or 11.9%, from $29.3 million in the three-month period ended September 30, 1998 to $32.8 million in the comparable period in 1999. Excluding net sales to related parties, net sales increased $3.9 million, or 14.4%, from $27.8 million in the three-month period ended September 30, 1998 to $31.7 million in the comparable period in 1999. This increase was attributable to the addition of Sunbelt's trading sales (accounting for approximately $2.3 million), the additional sales from Sunbelt's Nova line of products (accounting for approximately $700,000), the growth of the Premier Dealers Club (accounting for approximately $1.0 million), the increase in sales by Colchester (accounting for approximately $600,000), and the addition of American Micro's sales (accounting for approximately $4.9 million). This increase was offset by a reduction of $4.2 million in European Micro UK's trading sales (excluding Sunbelt's trading sales) and a reduction of $1.3 million in Nor'Easter's sales.

Net sales to related parties decreased $497,000, or 32.8% in the three-month period ended September 30, 1999 from the comparable period in 1998. This decrease is primarily attributable to the acquisition of AMCC on July 1, 1999, and therefore, net sales to American Micro are excluded from net sales to related party. Until July 1, 1999, the related parties consisted of a group of entities in which an ownership interest was held by either of the two primary

                         EUROPEAN MICRO HOLDINGS, INC.


shareholders of the Company, John B. Gallagher or Harry D. Shields. See "Note 8 (Related party transactions) to the Consolidated Condensed Financial Statements." In order to facilitate fast and efficient international transactions, each member of the group has acted as a supplier for, and purchaser from, the other members of the group. The group has attempted to price inter-group sales at one percent above the selling group member's cost, although the group has made numerous exceptions in times of short supply, to cover assembly costs and to reward certain group members for exceptional low-cost purchases. None of the members of the group are under any legal obligation to continue to act as a supplier for, or purchaser from, the other members of the group. If the Company is unable to sell product to the other members of the group, the Company's revenues will be significantly reduced and its business, financial condition and results of operations will be materially adversely effected, as the Company would not be able to handle large volume purchases at favorable prices, if they could not rely on related parties to purchase a portion of the product and sell through their distribution channels. Likewise, the Company's business and results of operations will be materially adversely effected if the Company is unable to purchase product from the other members of the group when such product could be purchased from these group members at prices lower than available from other sources.

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

GROSS PROFIT. Gross profit increased $752,000, or 25.5%, from $2.9 million in the three-month period ended September 30, 1998 to $3.7 million in the comparable period in 1999. Gross profit excluding related party transactions increased $742,000, or 25.4%, from $2.9 million in the three-month period ended September 30, 1998 to $3.7 million the comparable period in 1999. This increase is primarily due to the addition of American Micro with $500,000 in gross profit and an increase at European Micro UK of $450,000. This increase in gross profit was partially offset by a reduction in gross profit at Nor'Easter of $200,000.

Gross profit attributable to related party sales was $28,000 in the three-month period ended September 30, 1999. As discussed above, the mark-up on sales to related parties is typically one percent over cost. Therefore, the gross profit on sales to third parties is typically higher than the gross profit earned on sales to related parties. This represents a gross margin of approximately 1.2%.

Gross margins increased by 120 basis points from 10.1% in the three-month period ended September 30, 1998 to 11.3% in the comparable period in 1999. Excluding related party transactions, gross margin increased from 10.5% in the three-month period ended September 30, 1998 to 11.6% in the comparable period in 1999. This change is related to the normal fluctuations in purchasing opportunities and sales demand from quarter to quarter.

Foreign exchange gains and losses, net, increased from a loss of $132,000 in the three-month period ended September 30, 1998 to a loss of $242,000 in the comparable period in 1999. This adverse movement was attributable to the weakening of the Euro relative to the British pound sterling, devaluing sales made in European currencies.

OPERATING EXPENSES. Operating expenses as a percentage of total net sales increased from 5.9% in the three-month period ended September 30, 1998 to 9.4% in the comparable period in 1999. This increase in operating expenses was caused by higher commissions and bonus payments to employees which are tied to the Company's gross profit and gross margin. This increase was also the result of start-up expenses incurred by Colchester in connection with its operations and which has been so far responsible for purchasing inventory for the other Subsidiaries. Moreover, AMCC's operating expenses, which were included in the Company's consolidated financial statements for the first time in this period, had a higher level of operating expenses relative to sales than that of the Company.

INTEREST EXPENSE. Interest expense increased by $137,000 from $82,000 in three-month period ended September 30, 1998 to $219,000 in the comparable period in 1999. This was attributable to increased borrowings during the period because of increased average accounts receivable and inventory balances, for the purchase of the office building and for the acquisitions of Sunbelt and AMCC.

INCOME TAXES. Income taxes as a percentage of income before income taxes increased from 37.4% in the three-month period ended September 30, 1998 to 53.9% in the comparable period in 1999. For the period ended September 30, 1998, the

                         EUROPEAN MICRO HOLDINGS, INC.


Company had accrued a tax benefit based on the estimate that the Company would have consolidated U.S. taxable income. However, for the fiscal year ended June 30, 1999, the Company had a U.S. consolidated loss. The Company has not accrued a U.S. tax benefit for the three-month period ended September 30, 1999, thus increasing the effective income tax rate for the Company.

INTEREST IN JOINT VENTURE. The Company's share of loss from Big Blue decreased from a loss of $28,000 in the three-month period ended September 30, 1998 to a loss of $2,000 in the comparable period in 1999.

SEASONALITY

The Company typically experiences variability in its total net sales and net income on a quarterly basis as a result of many factors. These include, but are not limited to, seasonal variations in demand for the products and services offered by the Company, the introduction of new hardware and software technologies and products offering improved features and functionality, the introduction of new products and services by the Company and its competitors, the loss or consolidation of a significant supplier or customer, changes in the level of operating expenses, inventory adjustments, product supply constraints and competitive conditions, including pricing, interest rate fluctuations, the impact of acquisitions, currency fluctuations and general economic conditions. Historical operating results have reflected a reduction in demand in Europe during the summer months.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for operating expenses, funding accounts receivable and for the purchase of inventory to support growth, to take greater advantage of available cash discounts offered by certain of the Company's suppliers for early payment and to make acquisitions. The Company has historically funded these cash requirements through a combination of loans, internally generated cash flow and the net proceeds of its initial public offering.

Short-term working capital requirements of European Micro UK are funded by a combination of line of credit facilities together with accounts receivable financing. Both of these facilities are set and reviewed annually. In both cases, the amounts drawn down accrue the same rate of interest based on a markup over the bank borrowing rate in the United Kingdom. The bank line of credit was
1.2 million pounds sterling ($1.98 million) at September 30, 1999. The accounts receivable financing provides for a borrowing base of 85% of accounts receivable, with a limit of 6.2 million pounds sterling ($10.2 million on September 30, 1999). The limit on trade receivables financing increased from a maximum of $5.5 million pounds sterling at June 30, 1999 ($8.7 million at June 30, 1999). European Micro UK also had a revolving credit agreement, secured against inventory. The facility allowed European Micro UK to borrow up to 3.5 million pounds sterling ($5.8 million at September 30, 1999) to assist in the purchase of inventory. To date, no borrowings have been drawn down on this line. This revolving credit agreement has expired and European Micro UK is currently negotiating an extension of this revolving credit agreement.

In addition, in June 1998, the Company received $9.3 million in gross proceeds from its initial public offering of 933,900 shares of common stock. The Company incurred total expenses in connection with the offering of $2.0 million. The Company has used the proceeds to fund operations and provide working capital to European Micro UK, Nor'Easter and Colchester. Also, funds have been used to acquire Sunbelt.

Long-term funding is supplied to the Company in the form of capital lease agreements and term loans. The lease agreements are secured by vehicles owned by the Company. The agreements are usually for 36 months from the date of purchase and are typically for 80% of the purchase value of the vehicle. All but two of the agreements are subject to variable rate interest. As of September 30, 1999, the borrowings were $68,000, of which $12,000 was due after more than one year.

On July 1, 1999, the Company acquired AMCC for a purchase price of $1,131,00 plus an earn-out. See "Related Party Transactions." The portion of the purchase price paid at closing was funded through the Company's working capital. The earn-out portion of the purchase price is expected to be funded through the Company's working capital, additional borrowings, or the issuance of shares of common stock.

On July 16, 1999, European Micro UK purchased the office building in which it had previously been leasing space for 1,705,000 pounds sterling ($2,815,000 at September 30, 1999). The purchase price was financed in part by a loan in the amount of 1,312,000 pounds sterling ($2,166,000 at September 30, 1999). This note bears interest at the one-month LIBOR rate plus one percentage point (1%). LIBOR at September 30, 1999 was 5.4%.

                          EUROPEAN MICRO HOLDINGS, INC.


Net cash provided by operating activities during the three-month period to September 30, 1999 amounted to $5.1 million. Significant factors providing cash were net income in the period of $207,000, a decrease in trade receivables, net of effects from acquisitions of $1.3 million, a decrease in inventory, net of effects from acquisitions, of $1.7 million and a decrease in due from related parties, net of effects from acquisitions, of $1.1 million. The amount of cash provided by the Company's operations was partially offset by a reduction in accrued expenses and other current liabilities, net of the effects from acquisitions, of $622,000.

Cash used in investing activities amounted to $4.2 million. This primarily consisted of expenditures on fixed assets of $3.0 million, largely the purchase of European Micro UK's office building and the acquisition of AMCC of $1.2 million.

Cash provided by financing activities amounted to $1.3 million. This primarily consisted of $2.4 million provided by proceeds from the mortgage loan secured by European Micro UK's office building reduced by $1.1 million used to pay down short-term borrowings.

Overall, the Company experienced a net increase in cash of $2.5 million for the three-month period ended September 30, 1999.

ASSET MANAGEMENT

INVENTORY. European Micro's goal is to achieve high inventory turns and to maintain a low level of inventory on hand and thereby reduce the Company's working capital requirements. The Company's strategy to achieve this goal is to both effectively manage its inventory and achieve high order fill rates. Inventory levels may vary from period to period, due to many factors, including increases or decreases in sales levels, the Company's practice of making large-volume purchases when it deems such purchases to be attractive, new products and changes in the Company's product mix.

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

CURRENCY RISK MANAGEMENT

REPORTING CURRENCY. European Micro Holding's, Nor'Easter's and American Micro's reporting and functional currency, as defined by Statement of Financial
Accounting Standards No. 52, is the U.S. dollar. The functional currency of European Micro UK is the U.K. pound sterling and Colchester is the Singapore dollar. European Micro UK and Colchester translate into the reporting currency by measuring assets and liabilities using the exchange rates in effect at the balance sheet date and results of operations using the average exchange rates prevailing during the period.

HEDGING AND CURRENCY MANAGEMENT ACTIVITIES. The Company occasionally hedges to guard against currency fluctuations between the U.K. pound sterling and the U.S. dollar. Because the functional currency of the Company's main operating subsidiary, European Micro UK, is the U.K. pound sterling, currency fluctuations of the pound sterling relative to the U.S. dollar may have a material adverse affect on the Company's business, financial condition and results of operations. The Company may engage in hedging activities in the future, although no assurances can be given that it will engage in such activities and if it does so that such activities will be successful.

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

                          EUROPEAN MICRO HOLDINGS, INC.


ECONOMIC AND MONETARY UNION. On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro." These countries adopted the Euro as their common legal currency on that date. The Euro is trading on currency exchanges and is available for non-cash transactions. Until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries. Through the operations of European Micro UK, the Company has significant operations within the European Union, including many of the countries which adopted the Euro. The Company continues to evaluate the impact that the Euro is having on its continuing business operations and no assurances can be given that the Euro will not have a material adverse affect on the Company's business, financial condition and results of operations. However, the Company does not expect the Euro to have a material affect on its competitive position as a result of price transparency within the European Union because the Company does not rely on currency imbalances in purchasing inventory from within the European Union. On an ongoing basis, the Company cannot accurately predict the impact the Euro will have on currency exchange rates or the Company's currency exchange rate risk. The Internal Revenue Service ("IRS") has requested comments on various tax issues raised by the Euro conversion. The IRS is expected to publish guidelines on this issue soon and, until such time, the Company cannot predict whether the IRS guidelines will have any tax consequences on the Company.

YEAR 2000 ISSUES

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the Year 2000. If not corrected in the computer applications of the Company or its suppliers and customers, this problem may cause computer applications to fail or to create erroneous results by or at the Year 2000. In 1998, the Company initiated a plan ("Plan") to identify, assess and remediate Year 2000 issues within each of its significant computer programs and certain equipment which contain micro-processors. The Company has divided the Plan into five major phases assessment, planning, conversion, implementation and testing. The Company completed the assessment and planning phases in fiscal 1998. During fiscal 1999, the Company has addressed the conversion, implementation and testing phases. The Plan addressed each subsidiary differently. All computer equipment, software and other non-information technology equipment owned by Nor'Easter and Colchester were Year 2000 compliant when purchased and therefore the costs of conversion and remediation were minimal. European Micro UK, Sunbelt and American Micro have obtained assurances from manufacturers of all of its computer equipment, software and other non-information technology equipment as to whether they are Year 2000 compliant. The Company believes that all non-compliant software and hardware have been upgraded or replaced. The Company budgeted an aggregate of $60,000 to cover these costs. The actual costs were with-in this budget. The Company does not generally sell software products and therefore the Company does not expect its products to be affected by the Year 2000 problem.

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

RELATED PARTY TRANSACTIONS

In order to achieve attractive prices from suppliers, the Company must commit to purchasing large quantities of product. To accomplish this, the Company polls all the subsidiaries and Technology Express for informal commitments to help distribute that product. Thereafter, the purchasing entity, would obtain the

                          EUROPEAN MICRO HOLDINGS, INC.


product, examine the product for damage and authenticity, and then supervise the shipping to the other subsidiaries and the related party. In such capacity, the purchasing entity acts as a "purchasing agent" for the other subsidiaries and the related party. In the three month period ended September 30, 1999 and September 30, 1998, the Company benefited from low mark-up purchases from the
other  members  of  the  group   totaling   $1.8  million  and  $12.4   million,
respectively. During the same periods, the Company's sales to the related parties were $1.0 million, and $1.5 million. These fluctuations are primarily due to currency fluctuations, product availability and changes in geographic pricing strategies of manufacturers and suppliers of the Company's products.

On February 2, 1999, the Company's Board of Directors formed a special committee consisting solely of independent directors to evaluate and determine whether the Company should acquire AMCC and, if so, on what terms. The members of the committee were Kyle R. Saxon and Barrett Sutton. John B. Gallagher, who is a significant shareholder, Co-Chairman and Co-President of the Company, was the President and a Director of AMCC and owned fifty percent of its outstanding capital stock. Frank Cruz, who is Chief Operating Officer of the Company, was an employee of AMCC since 1994. He is currently an employee of the newly-formed, wholly-owned subsidiary of the Company formed to acquire AMCC. The committee's charter authorized it to take any action it deemed necessary to properly evaluate and determine whether the Company should acquire AMCC, including hiring independent advisors and ensuring that any such transaction was entirely fair to the Company and its shareholders. The committee hired independent legal counsel and an independent financial advisor. Prior to consummating this transaction, the Company received an opinion from the independent financial advisor that the consideration paid in connection with the transaction was fair from a financial point of view to the Company's shareholders. The Company acquired AMCC on July 1, 1999.

The transaction was structured as a merger of AMCC with and into the newly-formed, wholly-owned subsidiary of the Company. Upon consummation of the merger, the subsidiary's name was changed to American Micro Computer Center, Inc. ("AMERICAN MICRO"). The purchase price for AMCC was equal to $1,131,000, plus an earn-out amount payable in cash or shares of the Company's common stock (at the Company's discretion) equal to two times the after-tax earnings of American Micro in calendar year 1999 and two times the after-tax earnings of American Micro in calendar year 2000. The portion of the purchase price paid at closing was funded through the Company's working capital. The earn-out portion of the purchase price is expected to be funded through the Company's working capital, additional borrowings or the issuance of shares of common stock. In addition, the Company assumed all outstanding indebtedness of AMCC, including a shareholder loan in the approximate amount of $289,000. This loan is owed to the father of John B. Gallagher. If the Company elects to pay any portion of the purchase price in shares of the Company's common stock, then AMCC's shareholders have fifteen days to make arrangements to sell such shares over the next forty trading days. If the sale of such shares results in net proceeds of less than the purchase price, then the Company will pay the difference in cash to AMCC's shareholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         ----------------------------------------------------------

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

                                                EXPECTED
                                               MATURITY OR
                                            TRANSACTION DATE        FAIR VALUE
                                            ----------------        ------------
 FOREIGN CURRENCY  EXCHANGE CONTRACTS


    SEPTEMBER 30, 1999

    (Receive $US/Pay (pound))                October 12, 1999
    Contract amount                              $2,405,000         $2,472,080

    Average contractual exchange rate
                                            $1.6062/(pound)1


    (Receive $US/Pay (pound))               October 12, 1999
    Contract amount                                $612,000           $620,830
    Average contractual exchange rate
                                            $1.6222/(pound)1



Foreign currency losses, net were $242,000 at September 30, 1999, and $132,000 for the comparable period in 1998. See "Management's Discussion and Analysis - Quarter Ended September 30, 1999 and 1998" for discussion on the changes.

                          EUROPEAN MICRO HOLDINGS, INC.

PART II

ITEM 1.     LEGAL PROCEEDINGS.
            -----------------

According to a press release issued on November 12, 1999, the 50% shareholders of Big Blue Europe, its principles, Jeff and Marie Alnwick, and Big Blue Europe, derivatively, have filed a lawsuit against the Company, European Micro UK, John
B. Gallagher and Harry D. Shields for fraud, aiding and abetting fraud, misappropriation of trade secrets, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract and tortious interference with contract. The press release was issued by the law firm representing the plaintiffs. The press release states that the plaintiffs are seeking $10 million or more in damages. The suit was filed in the United States District Court for the Eastern District of New York. The factual allegations underlying the lawsuit stem from European Micro UK's joint venture interest in Big Blue Europe. The Company has not received a copy of the complaint. The Company, in connection with its legal counsel, will carefully review the allegations in the complaint when a copy is received. However, the Company believes that the allegations specified in the law firm's press release are without merit and intends to vigorously defend the suit.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.
            -----------------------------------------

(a), (b), (c) and (d).  None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
            -------------------------------

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            ---------------------------------------------------

None.

ITEM 5.     OTHER INFORMATION.
            -----------------

On October 29, 1999, the Company obtained financing for its operations based in the United States. American Micro and Nor'Easter each obtained a $1,500,000 line of credit, secured by accounts receivable and inventory. The maturity date on the loans is October 29, 2000. The loans bear interest at a rate equal to the lender's base rate plus one-half percentage point (1/2%). Also on October 29, 1999, the Company obtained a term loan in the amount of $1,500,000. The term loan is to be repaid with quarterly payment of $125,000 over three years. The term loan bears interest at the one-month London Interbank Offering Rate (LIBOR) plus two and one-quarter percentage points (2.25%).

As partial security for these loans, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. In the event the Company defaults on one or more of these loans, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in the Company because Messrs. Gallagher and Shields together own 71% of the Company's outstanding common stock.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.
            --------------------------------

(a)   Exhibits.

EXHIBIT
NO.       DESCRIPTION                         LOCATION
--        -----------                         --------

  2.01    Agreement for the Acquisition of    Incorporated by reference to
          Sunbelt (UK) Limited by European    Exhibit 2.01 to  Registrant's
          Micro PLc dated October 26, 1998    Form 10-Q for the quarter ended
                                              ended September 30, 1998.

  2.02    Merger Agreement re: AMCC dated     Incorporated by reference to
          June 29, 1999                       Exhibit 2.02 to Registrant's
                                              From 10-K for the year ended
                                              June 30, 1999.

  2.03    Plan of 1999 Merger re: AMCC dated  Incorporated by reference to
          June 29, 1999                       Exhibit 2.03 to Registrant's
                                              From 10-K for the year ended
                                              June 30, 1999.

  2.04    Articles of Merger re: AMCC dated   Incorporated by reference to
          June 29, 1999                       Exhibit 2.04 to Registrant's
                                              Form 10-K for the year ended
                                              June 30, 1999.

EXHIBIT
NO.       DESCRIPTION                         LOCATION
--        -----------                         --------

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

3.03      Bylaws                              Incorporated by reference to
                                              Exhibit No. 3.02 to the
                                              Registration Statement.

4.01      Form of Stock Certificate           Incorporated by reference to
                                              Exhibit No. 4.01 to the
                                              Registration Statement.

4.02      1998 Stock Incentive Plan           Incorporated by reference to
                                              Exhibit No. 4.02 to the
                                              Registration Statement.

4.03      1998 Stock Employee Stock Purchase  Incorporated by reference to
          Plan                                Exhibit No. 4.03 to the
                                              Registration Statement.

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

10.02     Invoice Discounting Agreement with  Incorporated by reference to
          Lombard NatWest Discounting         Exhibit No. 10.02 to the
          Limited, dated November 21, 1996    Registration Statement.

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

10.06     Shareholders' Cross-Purchase        Incorporated by reference to
          Agreement by and between Jeffrey    Exhibit No. 10.07 to the
          Gerard Alnwick, Marie Alnwick,      Registration Statement.
          European Micro Plc and Big Blue
          Europe, B.V. dated August 21, 1997

10.07     Trusteed Shareholders               Incorporated by reference to
          Cross-Purchase Agreement by and     Exhibit No. 10.08 to the
          between John B. Gallagher, Harry    Registration Statement.
          D. Shields, Thomas H. Minkoff,
          Trustee of the Gallagher Family
          Trust, Robert H. True and Stuart
          S. Southard, Trustees of the Henry
          Daniel Shields 1997 Irrevocable
          Educational Trust, European Micro
          Holdings, Inc. and SunTrust Bank,
          Nashville, N.A., as Trustee dated
          January 31, 1998

10.08     Executive Employment Agreement      Incorporated by reference to
          between John B. Gallagher and       Exhibit No. 10.09 to the
          European Micro Holdings, Inc.       Registration Statement.
          effective as of January 1, 1998

EXHIBIT
NO.       DESCRIPTION                         LOCATION
--        -----------                         --------

10.09     Executive Employment Agreement      Incorporated by reference to
          between Harry D. Shields and        Exhibit No. 10.10 to the
          European Micro Holdings, Inc.       Registration Statement.
          effective as of January 1, 1998

10.10     Contract of Employment Agreement    Incorporated by reference to
          between Laurence Gilbert and        Exhibit No. 10.11 to the
          European Micro UK dated March 14,   Registration Statement.
          1998

10.11     Contract of Employment between      Incorporated by reference to
          Bernadette Spofforth and European   Exhibit No. 10.12 to the
          Micro UK dated April 30, 1996       Registration Statement.

10.12     Subscription Agreement by and       Incorporated by reference to
          between John B. Gallagher, Harry    Exhibit No. 10.13 to the
          D. Shields, Thomas H. Minkoff,      Registration Statement.
          Trustee of the Gallagher Family
          Trust, Robert H. True and Stuart
          S. Southard, Trustees of the Henry
          Daniel Shields 1997 Irrevocable
          Educational Trust, European Micro
          Holdings, Inc. effective as of
          January 31, 1998

10.13     Administrative Services Contract    Incorporated by reference to
          by and between European Micro       Exhibit No. 10.14 to the
          Holdings, Inc. and European Micro   Registration Statement.
          Plc effective as of January 1,
          1998

10.14     Escrow Agreement between European   Incorporated by reference to
          Micro Holdings, Inc., Tarpon        Exhibit No. 10.15 to the
          Scurry Investments, Inc. and The    Registration Statement.
          Chase Manhattan dated as of March
          24, 1998

10.15     Form of Indemnification Agreements  Incorporated by reference to
          with officers and directors         Exhibit No. 10.16 to the
                                              Registration Statement.

10.16     Form of Transfer Agent Agreement    Incorporated by reference to
          with Chase Mellon Shareholder       Exhibit No. 10.17 to the
          Services, L.L.C.                    Registration Statement.

10.17     Form of Credit Agreement by and     Incorporated by reference to
          between European Micro UK and       Exhibit No. 10.17 to the
          National Westminster Bank Plc       Annual Report on Form 10-K
                                              for the fiscal year ended June 30,
                                              1998 filed with the  Commission on
                                              September 28, 1998.

10.18     Consulting  Contract dated          Incorporated by reference to
          September 10, 1998 by and between   Exhibit 10.19 to Registrant's Form
          European Micro Holdings, Inc. and   10-Q for the quarter ended
          The Equity Group                    September 30, 1998.

10.19     Service Agreement dated October     Incorporated by reference to
          28, 1998 by and between European    Exhibit 10.20 to
          Micro Holdings, Inc. and Michael    Registrant's Form 10-Q for
          Gesner                              the quarter ended
                                              September 30, 1998.

10.20     Service Agreement dated October     Incorporated by reference to
          28, 1998 by and between European    Exhibit 10.21 to Registrant's Form
          Micro Plc and Gerard O'Rourke       10-Q for the quarter ended
                                              September 30, 1998.

10.21    Employment  Agreement dated July 1,  Incorporated by reference to
         1999 between  John  B.  Gallagher    Exhibit  10.21  to Registrant's
         American  Micro                      Form 10-K for the year ended
                                              June 30, 1999.

EXHIBIT
NO.       DESCRIPTION                         LOCATION
--        -----------                         --------

  10.22   Loan and Security Agreement dated   Provided herewith.
          October 29, 1999 among American
          Micro, the Company, Nor'Easter and
          SouthTrust Bank, N.A. re: Line of
          Credit to American Micro

  10.23   Loan Agreement dated October 29,    Provided herewith.
          1999 among the Company, American
          Micro, Nor'Easter and SouthTrust
          Bank, N.A. re: Term Loan to the
          Company

  10.24   Loan Agreement dated October 29,    Provided herewith
          1999 among Nor'Easter, the
          Company, American Micro and
          SouthTrust Bank, N.A. re: Line of
          Credit to Nor'Easter

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

Dated:      November 12, 1999              EUROPEAN MICRO HOLDINGS, INC.

                                           By:   /s/ John B. Gallagher
                                                 ---------------------
                                                 John B. Gallagher, Co-President