Form 10-Q
period 1999-12-31
EUROPEAN MICRO HOLDINGS INC
filed 2000-02-14
CIK 1052914

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1999

         Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                     For the transition period from _______ to _______.

                          Commission File No. 333-44393

                          EUROPEAN MICRO HOLDINGS, INC.
                (Name of Registrant as Specified in Its Charter)

NEVADA                                         65-0803752
(State or Other Jurisdiction of                (I.R.S. Employer Identification
Incorporation                                  No.)
or Organization)
6073 N.W. 167th Street, Unit C-25,             33015
-----------------------------------            -----
MIAMI, FLORIDA                                 (Zip Code)
(Address of Principal Executive
Offices)
                             (305) 825-2458
                             --------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

There were 4,933,900 shares of Common Stock, par value $0.01 per share, outstanding as of February 11, 2000.

PART I


FINANCIAL INFORMATION


ITEM   FINANCIAL STATEMENTS.



                    INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Consolidated  Condensed Balance Sheets as of December 31, 1999 and
June 30, 1999..................................................................3

Consolidated Condensed Statements of Operations for the three and six months ended December 31, 1999 and 1998....................................4

Consolidated Statement of Shareholders' Equity for the six months ended December 31, 1999....................................................... 5

Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 1999 and 1998...............................................6

Notes to the Consolidated Condensed Financial Statements.......................8

                          EUROPEAN MICRO HOLDINGS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)


                                                    (UNAUDITED)
                                               DECEMBER 31, 1999  JUNE 30, 1999
                                               -----------------  -------------

                     ASSETS
CURRENT ASSETS:
   Cash                                                  $1,819          $3,168
   Restricted Cash                                          393             379
   Trade receivables, net                                10,146          14,938
   Due from related parties                                  46           1,128
   Inventories, net                                       7,637           7,232
   Prepaid expenses                                         335             402
   Other current assets                                     470             562
                                                   ------------     -----------
      TOTAL CURRENT ASSETS                               20,846          27,809
   Property and equipment, net                            3,785             612
   Goodwill, net                                          2,791           1,675
   Investments in and advances to
      unconsolidated subsidiaries                           502             503
   Other assets                                             205               -
                                                   ------------     -----------
      TOTAL ASSETS                                      $28,129         $30,599
                                                   ============     ===========



      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings                                  $5,687         $8,614
   Current portion of long-term borrowings                 1,744              -
   Trade payables                                            925          3,484
   Accrued expenses and other current
      liabilities                                          2,225          2,851
   Due to related parties                                     11            633
   Income taxes payable                                      752            383
                                                   -------------    -----------
      TOTAL CURRENT LIABILITIES                           11,344         15,965
   Long-term borrowings                                    1,769             23
   Other liabilities                                           -            268
                                                   -------------    -----------
      TOTAL LIABILITIES                                  $13,113        $16,256
                                                   =============    ===========
SHAREHOLDERS' EQUITY:
   Preferred stock $0.01 par value shares:
      1,000,000 authorized,
      No shares issued and outstanding                         -              -
   Common stock $0.01 par value shares:
      20,000,000 authorized, 4,933,900 shares
      issued and outstanding                                  49             49
   Additional paid-in capital                              9,163          8,979
   Accumulated other comprehensive loss                     (41)          (312)
   Retained earnings                                       5,845          5,627
                                                   -------------    -----------
      TOTAL SHAREHOLDERS' EQUITY                          15,016         14,343
                                                   =============    ===========

   COMMITMENTS AND CONTINGENCIES

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $28,129        $30,599
                                                   -------------    -----------

See accompanying notes to consolidated condensed financial statements.

                          EUROPEAN MICRO HOLDINGS, INC.



                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (In thousands, except per share data)
                                             (Unaudited)

                                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                        DECEMBER 31,                          DECEMBER 31,
                                                                 --------------------------------- ---------------------------------
                                                                         1999            1998              1999            1998
                                                                         ----            ----              ----            ----
SALES:
     Net sales                                                        $33,651         $27,939           $65,396         $55,720
     Net sales to related parties                                         895           1,072             1,914           2,588
                                                                      -------         -------           -------         -------
         Total net sales                                               34,546          29,011            67,310          58,308
                                                                      -------         -------           -------         -------

COST OF GOODS SOLD:
     Cost of goods sold                                              (29,969)        (25,685)          (58,045)        (50,539)
     Cost of goods sold to related parties                              (872)         (1,068)           (1,863)         (2,566)
                                                                      -------         -------           -------         -------

         Total cost of goods sold                                    (30,841)        (26,753)          (59,908)        (53,105)
                                                                      -------         -------           -------         -------

GROSS PROFIT                                                            3,705           2,258             7,402           5,203

OPERATING EXPENSES:
         Selling, general and administrative expenses                 (3,357)         (2,150)           (6,423)         (3,867)
                                                                      -------         -------           -------         -------

INCOME FROM OPERATIONS                                                    348             108               979           1,336

         Interest income                                                   20              33                59              69
         Interest expense                                               (309)            (60)             (528)           (142)
         Equity in net income (loss) of unconsolidated
         subsidiaries                                                       2            (19)                 0            (47)
                                                                      -------         -------           -------         -------

INCOME BEFORE INCOME TAXES                                                 61              62               510           1,216

     Income tax expense                                                  (50)            (38)             (292)           (470)
                                                                      -------         -------           -------         -------

NET INCOME                                                                $11             $24              $218            $746
                                                                      =======         =======           =======         =======

         Net income per share - basic                                   $0.00           $0.00             $0.04           $0.15
                                                                      =======         =======           =======         =======

         Net income per share - diluted                                 $0.00           $0.00             $0.04           $0.15
                                                                      =======         =======           =======         =======

See accompanying notes to consolidated condensed financial statements.

                          EUROPEAN MICRO HOLDINGS, INC.


                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (In thousands, except share data)
                                             (Unaudited)

                                                                            ACCUMULATED
                                                            ADDITIONAL          OTHER                                 TOTAL
                                                             PAID-IN        COMPREHENSIVE         RETAINED        SHAREHOLDERS'
                                      COMMON STOCK           CAPITAL        INCOME (LOSS)         EARNINGS           EQUITY
                                --------------------------------------------------------------------------------------------------
                                    SHARES        AMOUNT

Balance at June 30, 1999         4,933,900           $49        $8,979              $(312)             $5,627           $14,343

Comprehensive Income:
   Net income                            -             -             -                   -                218               218
Other comprehensive income,
   foreign currency
   translation adjustment                -             -             -                 271                  -               271
                                 ---------      ---------    ---------           ---------           ---------        ---------
   Total comprehensive income            -             -             -                 271                218               489

Adjustment to accrued offering
     costs                               -             -           156                   -                  -               156
Compensation charge in
     relation to share options
     issued to non-employees             -             -            28                   -                  -                28
                                 ---------      ---------    ---------           ---------           ---------        ---------
Balance at December 31, 1999     4,933,900           $49        $9,163               $(41)             $5,845           $15,016
                                 =========      =========    =========           =========           =========        =========


See accompanying notes to consolidated condensed financial statements.

                          EUROPEAN MICRO HOLDINGS, INC.



                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                             (Unaudited)
                                                                                   SIX MONTHS ENDED DECEMBER 31,
                                                                           ---------------------------------------------
                                                                                     1999                    1998
                                                                                     ----                    ----
OPERATING ACTIVITIES:
Net income                                                                           $218                    $746
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
     Depreciation and amortization                                                    287                     143
     Amortization of expense related to contingent
        earn-out provisions                                                            47                       -
     Deferred income taxes                                                           (15)                    (11)
     Equity in net loss of unconsolidated subsidiaries                                  -                      47
     Compensation charge for non-employee stock options                                28                      94
CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS FROM ACQUISITIONS
     Trade receivables                                                              5,512                     884
     Due from related parties                                                       1,082                     341
     Inventories                                                                    1,512                 (3,525)
     Prepaid expenses and other current assets                                        225                   1,366
     Trade payables                                                               (3,705)                 (2,059)
     Accrued expenses and other current liabilities                               (1,185)                 (1,480)
     Due to related parties                                                         (622)                   (180)
     Income taxes payable                                                             369                     146
                                                                                ---------               ---------
NET CASH PROVIDED BY (USED IN ) OPERATING ACTIVITIES                                3,753                 (3,488)
                                                                                ---------               ---------
INVESTING ACTIVITIES:
     Purchase of fixed assets                                                     (2,993)                   (166)
     Sale of fixed assets                                                              27                       -
     Payment for acquisition, net of cash acquired                                (1,220)                   (648)
                                                                                ---------               ---------
NET CASH USED IN INVESTING ACTIVITIES                                             (4,186)                   (814)
                                                                                ---------               ---------
FINANCING ACTIVITIES:
     Short-term borrowings, net                                                   (4,175)                   4,606
     Proceeds from long-term borrowings                                             3,645                       -
     Repayment of long term borrowings                                              (527)                       -
     Issuance of common stock, net                                                      -                    (25)
     Repayment of capital leases                                                     (33)                    (30)
                                                                                ---------               ---------
NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES                              (1,090)                   4,551
                                                                                ---------               ---------
     Exchange rate changes                                                            174                      10
                                                                                ---------               ---------
NET  INCREASE (DECREASE) IN CASH:                                                 (1,349)                     259
     Cash at beginning of period                                                    3,168                   5,012
                                                                                ---------               ---------
CASH AT END OF PERIOD                                                              $1,819                  $5,271
                                                                                =========               =========



                          EUROPEAN MICRO HOLDINGS, INC.


Non-cash investing and financing activities:
Fair value of assets acquired                                                      $3,314                  $4,533
Goodwill                                                                            1,408                   1,534
Fair value of liabilities assumed                                                 (2,817)                 (4,322)
Notes issued for consideration                                                      (604)                   (964)
                                                                                ---------               ---------

Cash paid for acquisitions                                                         $1,301                    $781
Less cash acquired                                                                   (81)                   (133)
                                                                                ---------               ---------

Net cash paid for acquisitions                                                     $1,220                    $648
                                                                                =========               =========

Interest paid                                                                        $517                    $129
                                                                                =========               =========

Taxes paid                                                                            $29                    $391
                                                                                =========               =========



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

2     INVENTORY

Inventories consist of the following (in thousands):

                                                   DECEMBER 31, 1999   JUNE 30, 1999
                                                   -----------------   -------------

Finished goods and goods for resale                       $7,675            $7,348
Less: Allowance for inventory obsolescence                  (38)             (116)
                                                         -------           -------
                                                          $7,637            $7,232
                                                         =======           =======


A roll forward of allowance for obsolescence is as follows (in thousands):


                                                   DECEMBER 31, 1999   JUNE 30, 1999
                                                   -----------------   -------------

Balance at beginning of period                              $116                $9
Foreign currency translation adjustment                        2                 -
Provision for obsolescence                                   119               602
Amounts written off                                        (199)             (495)
                                                         -------           -------

Balance at end of period                                     $38              $116
                                                         =======           =======


3     PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                   DECEMBER 31, 1999   JUNE 30, 1999
                                                   -----------------   -------------

Buildings and leasehold improvements                      $2,878                $-
Furniture, fixtures and equipment                          1,398               994
Vehicles and other                                           501               416
                                                         -------           -------

                                                           4,777             1,410
Less: accumulated depreciation                             (992)             (798)
                                                         -------           -------

                                                          $3,785              $612
                                                         =======           =======

                          EUROPEAN MICRO HOLDINGS, INC.

                  NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


3     PROPERTY AND EQUIPMENT  (CONTINUED)

On July 16, 1999, European Micro Plc, a wholly-owned subsidiary of the Company ("EUROPEAN MICRO UK"), purchased the office building in which it had previously leased space for a purchase price of 1,705,000 pounds sterling ($2,787,000 at exchange rate on December 31, 1999). The purchase price was financed in part by a loan in the amount of 1,312,000 pounds sterling ($2,144,000 at exchange rate on December 31, 1999). This loan calls for monthly payments of principal and interest in the amount of 15,588 pounds sterling ($25,478 at December 31, 1999) and matures in July 2009. The mortgage loan note bears interest at a fixed rate of 7.598%.

Depreciation expense was $207,000 and $48,000 for the six-month periods ended December 31, 1999 and December 31, 1998, respectively.

4     GOODWILL

On October 26, 1998, European Micro UK acquired all of the outstanding shares of capital stock of Sunbelt (UK) Limited ("SUNBELT"). The Sunbelt purchase price (to be settled in pounds sterling) is comprised of a guaranteed portion and two contingent earn-out payments. The guaranteed portion of the purchase price, which was based upon Sunbelt's net book value at closing and a multiple of its fiscal year 1998 pre-tax earnings, was 940,000 pounds sterling (approximately $1,536,000 at exchange rate on December 31, 1999). Of this guaranteed amount, approximately 360,000 pounds sterling (approximately $588,000 at exchange rate on December 31, 1999) was paid in cash at closing. The unpaid balance of the guaranteed consideration includes a note payable to the former 40% Sunbelt shareholder in the amount of 240,163 pounds sterling ($393,000 at exchange rate on December 31, 1999) to be repaid in November 2005, subject to early repayment at the option of the note holder at any time after June 1, 1999. Such note payable is secured by a cash account of equal amount at December 31, 1999. The note payable and the cash balances are reflected on the accompanying consolidated condensed balance sheet at December 31, 1999, in accrued expenses and other current liabilities and restricted cash, respectively. The Company has the option of paying future amounts due to the former Sunbelt shareholders in common stock of European Micro Holdings, Inc. The Company also entered into employment agreements with the two former shareholders of Sunbelt. Sunbelt continued to distribute its Nova line of products in accordance with past practice, however, the Company discontinued the Nova line of products effective January 31, 2000. With the closure of the Nova line of products, the employment agreement with one of the former shareholders also will be terminated.

During November 1999, purchase accounting adjustments were made to the calculation of the guaranteed portion and the two contingent earn-out amounts. These adjustments were derived from the recalculation of fiscal year 1998 pretax earnings of Sunbelt resulting in a reduction of $272,000 to goodwill. The portion of the guaranteed consideration due at the end of the first contingent earn-out period which ran from November 1, 1998 to October 31, 1999, was paid in November 1999 in the amount of 53,708 pounds sterling ($87,786 at exchange rate on December 31, 1999). Also, the portion of the first contingent earn-out payment related to employee retention and the volume of purchases from the Far East, was paid in November 1999 in the amount of 190,820 pounds sterling ($311,895 at exchange rate on December 31, 1999).

The unpaid balance of the guaranteed purchase price of 152,656 pounds sterling ($249,517 at exchange rate on December 31, 1999) is reflected in goodwill, net and accrued expenses and other current liabilities on the accompanying consolidated condensed balance sheet at December 31, 1999. The second contingent earn-out payment has not been recognized in the accompanying consolidated condensed financial statements as the payment of such amounts are not, in the opinion of management, determinable beyond a reasonable doubt. The guaranteed portion of the purchase price of 940,000 pounds sterling (approximately $1,536,000 at exchange rate on December 31, 1999) and the portion of the first contingent earn-out payment related to employee retention and the volume purchases from the Far East of 190,820 pounds sterling ($311,895 at exchange rate on December 31, 1999) is being amortized on a straight line basis over 20 years.

On November 12, 1998, European Micro UK acquired the assets of H&B Trading International BV ("H&B"). The acquisition of H&B was accounted for as a purchase. The base purchase price, subject to adjustment, of approximately 125,000 Dutch guilders ($57,000 at exchange rate on December 31, 1999) exceeded the estimated value of net assets acquired by approximately 85,000 Dutch guilders ($39,000 at exchange rate on December 31, 1999), which is being amortized on a straight-line basis over 20 years. If certain financial performance criteria are met for the fiscal year ended June 30, 2000, additional consideration of approximately 75,000 Dutch guilders ($34,000 at exchange rate on December 31, 1999) will be paid. The financial criteria for the period ended June 30, 1999 was not met, therefore, the additional consideration was not accrued or paid. The year 2000 contingent consideration has not been reflected in the accompanying consolidated condensed financial statements as the calculation of such amounts are not determinable at this point in time. The results of operations of H&B have been included in the accompanying financial statements from the date of acquisition.

The Company acquired American Surgical Supply Corp. of Florida d/b/a/ American Micro Computer Center ("AMCC"), in a merger on July 1, 1999. The transaction was structured as a merger of AMCC with and into the newly formed, wholly owned subsidiary of the Company. Upon consummation of the merger, the subsidiary's name was changed to American Micro Computer Center, Inc. ("AMERICAN MICRO"). The purchase price for AMCC was equal to $1,131,000, plus an earn-out amount payable in cash or shares of the Company's common stock (at the Company's discretion) equal to two times the after-tax earnings of American Micro in calendar year
1999 and two times the after-tax earnings of American Micro in calendar year 2000. The portion of the purchase price paid at closing was funded through the Company's working capital. In addition, the Company assumed all outstanding indebtedness of AMCC, including a shareholder loan in the approximate amount of $289,000. This loan is owed to the father of John B. Gallagher, the Company's Co-President, Co-Chairman and significant shareholder. This note was repaid in full in November 1999. If the Company elects to pay any portion of the purchase price in shares of the Company's common stock, then AMCC's shareholders have fifteen days to make arrangements to sell such shares over the next forty trading days. If the sale of such shares results in net proceeds of less than the purchase price, then the Company will pay the difference in cash to AMCC's shareholders.

The acquisition of AMCC was accounted for as a purchase. The base purchase price, inclusive of transaction costs, of approximately $1,301,000 exceeded the estimated fair market value of net assets acquired by approximately $804,000, which constitutes goodwill and which is being amortized on a straight-line basis over 20 years. The results of operations of American Micro, since acquisition, have been included in the accompanying financial statements. The contingent earn-out payment relating to two times the after tax earnings for calendar year 1999 of $605,000 (2 x $302,500) has been accrued and is reflected in goodwill, net and accrued expenses and other current liabilities. The contingent earn-out payment relating to two times the after tax earnings for calendar year 2000 has not been recognized in the accompanying consolidated condensed financial statements as the calculation of such amounts are not determinable at this point in time.
Purchase accounting adjustments have not been finalized.

The following summarized unaudited pro forma financial information assumes the acquisitions of Sunbelt and AMCC occurred on July 1, 1998 (in thousands, except share data):

                               SIX MONTHS ENDED
                               DECEMBER 31, 1998
                               -----------------

Total net sales                     $76,623
Net income                             $696
Earnings per share:
   Basic                              $0.14
   Diluted                            $0.14

The pro forma financial information is based on certain assumptions and estimates, and do not reflect any benefits from economies which might be achieved from the combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future operations.

A roll forward of goodwill is as follows (in thousands):

                                     DECEMBER 31, 1999
                                     -----------------

Balance at beginning of period                $1,675
Foreign currency translation
  adjustment                                      60
Purchase accounting adjustments                (272)
Additions                                      1,408
Amortization                                    (80)
                                             -------
Balance at end of period                      $2,791
                                             =======

5     SHORT-TERM BORROWINGS

Short-term borrowings consists of the following (in thousands):

                                      DECEMBER 31, 1999     JUNE 30, 1999
                                      -----------------     -------------

Bank lines of credit:
    European Micro UK facility                $1,238            $1,581
    Nor'Easter Micro facility                    708                 -
    American Micro facility                      878                 -
                                            --------          --------
Total bank lines of credit                     2,824             1,581
Receivable financing                           2,181             7,033
Other short-term borrowings                      682                 -
                                            --------          --------

Total short-term borrowings                   $5,687            $8,614
                                            ========          ========


European Micro Plc has a bank line of credit (the "EUROPEAN MICRO UK FACILITY") which is secured by a mortgage debenture on all the assets of European Micro UK and is subordinate to the receivable financing and the capital leases. The European Micro UK Facility is subject to review in July each year and has been renewed to July 2000. This facility has total availability to the Company at December 31, 1999 of $1.2 million pounds sterling ($2.0 million at December 31,
1999). Interest is charged on the bank line of credit at 1.25% over the bank borrowing rate of 5.50% at December 31, 1999 and 5% at June 30, 1999.

The Company also obtained two lines of credit on October 29, 1999, to finance operations based in the United States. American Micro and Nor'Easter each obtained a line of credit, secured by accounts receivable and inventory. Amounts available under each of the line of credit agreements are based upon eligible accounts receivable and inventory, up to a maximum borrowing amount of $1.5 million of each agreement. Each of these lines of credit matures on October 28, 2000, and each bears interest at 0.5% over the bank borrowing rate of 8.5% at December 31, 1999. As partial security for these loans, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. In the event the Company defaults on one or more of these loans, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in the Company because Messrs. Gallagher and Shields together own 71% of the Company's outstanding common stock. The lines of credit agreements include certain financial and non-financial covenants and restrictions. The agreements also contain a provision whereby the lender can declare a default based on subjective criteria. As of December 31, 1999, the Company was not in compliance with one of the financial covenants in the agreements. The Company has obtained a waiver of these events of non-compliance for the December 31, 1999 reporting period. Given the Company's current and expected operating results, it is likely that the Company will be out of compliance with such covenant requirements at the next quarterly reporting date.

                          EUROPEAN MICRO HOLDINGS, INC.

                  NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5     SHORT-TERM BORROWINGS (CONTINUED)

As a result, the Company is in discussion with the lender to amend the agreements to adjust the financial covenant requirements. While management believes such discussions will result in amended covenant requirements which the Company will be able to achieve, there can be no assurances that the Company will be successful in these negotiations.

Receivable financing represents borrowings secured by various trade receivables totaling $2.6 million at December 31, 1999 and $8.3 million at June 30, 1999. Trade receivables can be financed up to the lower of 85% of the value of the trade receivables balance or 6.2 million pounds sterling at December 31, 1999 ($10.1 million at December 31, 1999). The trade receivable financing increased from a maximum of 5.5 million pounds sterling at June 30, 1999 ($8.7 million at June 30, 1999). This facility can be terminated by either party giving three months' notice. The finance company which provides the receivable financing facility has full recourse to European Micro UK with respect to any doubtful or unrecovered amounts. Interest is charged on the receivable financing balance at 1.25% above the bank borrowing rate of 5.50% at December 31, 1999, and 5% at June 30, 1999.

European Micro UK also had a revolving credit agreement, secured against inventory. The facility allowed European Micro UK to borrow up to 3.5 million pounds sterling ($5.7 million at December 31, 1999) to assist in the purchase of inventory. To date, no borrowings have been drawn down on this line. This revolving credit agreement has expired and European Micro UK is negotiating to renew.

Other short-term borrowings represent various notes payable of American Micro. The maturity dates of the notes range from on demand to June 30, 2000. The interest rates range from 2.25% over the prime interest rate to 12%.

6     LONG-TERM BORROWINGS

Long-term borrowings consists of the following (in thousands):

                                      DECEMBER 31, 1999     JUNE 30, 1999
                                      -----------------     -------------

Mortgage loan note                            $2,043                $-
Term loan                                      1,375                 -
Other long-term borrowings                        95                23
                                            --------           -------
                                              $3,513               $23
Less current maturities of                   (1,744)                 -
long-term borrowings
                                            --------           -------

Total long-term borrowings                    $1,769               $23
                                            ========           =======



The mortgage loan note is secured by a mortgage on the office building of European Micro UK. The note calls for monthly payments of principal and interest in the amount of 15,588 pounds sterling ($25,478 at December 31, 1999) and matures in July 2009. The mortgage loan note bears interest at a fixed rate of 7.598%.

The term loan was obtained on October 29, 1999, in the amount of $1,500,000. The term loan is to be repaid with quarterly payments of $125,000 over three years. The term loan bears interest at the one-month LIBOR plus two and one-quarter percentage points (2.25%). One-month LIBOR at December 31, 1999 was 5.8%. The term loan is secured by substantially all of the assets of the Company. As partial security for this loan, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. In the event the Company defaults on this loan, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in the Company because Messrs. Gallagher and Shields together own 71% of the Company's outstanding common stock. The term loan agreement includes certain financial and non-financial covenants and restrictions. The agreement also contains a provision whereby the lender can declare a default based on subjective criteria.

                          EUROPEAN MICRO HOLDINGS, INC.

                  NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

6     LONG-TERM BORROWINGS (CONTINUED)

The term loan agreement is with the same lender as the Nor' Easter Micro and American Micro line of credit facilities discussed in Note 5. Further, the term loan credit agreement contains similar loan covenant requirements. As such, the Company's non-compliance with one of the financial covenants has been waived for the December 31, 1999 reporting period. The total amount outstanding under the term loan agreement is reflected in current maturities of long term debt at December 31, 1999, because of the likelihood of covenant violation at the next quarterly reporting date absent an amendment to the term loan agreement.

In conjunction with the purchase of AMCC, the Company assumed a note payable to John P. Gallagher, the father of John B. Gallagher, who is a significant shareholder, co-chairman, and co-president of the Company. This note was paid in full during November 1999.

7     EARNINGS PER SHARE

The calculation of earnings per share are detailed in the table below:

                                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         DECEMBER 31,                  DECEMBER 31,
                                                                 -----------------------------------------------------------
                                                                         1999           1998            1999          1998
                                                                         ----           ----            ----          ----
EARNINGS
Net income (in thousands)                                                 $11            $24            $218          $746
                                                                    ---------      ---------      ----------     ---------
WEIGHTED AVERAGE NUMBER OF SHARES
Outstanding common stock during the period                          4,933,900      4,933,900      4,933,900      4,933,900
Contingently issuable shares                                          114,011              -         99,559              -
                                                                    ---------      ---------      ----------     ---------

BASIC WEIGHTED AVERAGE NUMBER OF SHARES                             5,047,911      4,933,900      5,033,459      4,933,900
Effect of dilutive stock options and other contingent shares                -         17,926            497          8,963
                                                                    ---------      ---------      ----------     ---------

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES                           5,047,911      4,951,826      5,033,956      4,942,863
                                                                    =========      =========      =========      =========

Basic earnings per share                                                $0.00          $0.00          $0.04          $0.15
                                                                    =========      =========      =========      =========

Diluted earning per share                                               $0.00          $0.00          $0.04          $0.15
                                                                    =========      =========      =========      =========



During the three-month period ended December 31, 1999, the Company issued options to purchase up to 2,500 shares of Common Stock at an exercise price of $8.00 per share. The above dilutive earnings per share calculations for the three-month and six-month periods ended December 31, 1999, exclude the effect of options to purchase 349,000 and 341,500 shares of common stock, respectively, at exercise prices ranging from $7.50 to $12.00 per share, due to the fact they were anti-dilutive (i.e., the exercise price was greater than the average market price for the respective periods). The above dilutive earnings per share calculations for the three-month and six-month periods ended December 31, 1998, exclude the effect of options to purchase 20,000 and 20,000 shares of common stock, respectively, at exercise prices ranging from $9.19 to $11.00 per share, due to the fact they were anti-dilutive. Also see "Note 4 (Goodwill) to the Consolidated Condensed Financial Statements" related to contingently issuable shares related to acquisitions. However, the effect of contingent shares related to the payment due after the first contingent earn-out period of the Sunbelt acquisition has not been included in the three month period ended December 31, 1999 as such payment was paid in cash in November 1999. Also the effect of the contingent shares related to the second contingent earn-out of the Sunbelt acquisition are not included, as the conditions necessary for such contingent shares to be issued have not been met as of December 31, 1999. However, the effect of contingent shares related to the guaranteed earn-out amount payable after the second contingent earn-out period is included. The effect of contingent shares related to the first earn-out of American Micro is included in the three-month period ended December 31, 1999. The effect of contingent shares

                          EUROPEAN MICRO HOLDINGS, INC.

                  NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7     EARNINGS PER SHARE (CONTINUED)

related to second earn-out of American Micro is not included, as determination of the amount of such contingent shares to be issued are not determinable.

8     RELATED PARTY TRANSACTIONS

European Micro Holdings, Inc. belongs to a group of related companies (the "GROUP"). The Group is comprised of Technology Express, Inc. located in Nashville, Tennessee ("TECHNOLOGY EXPRESS"), and, until July 1, 1999, AMCC which was purchased by European Micro Holdings, Inc. See "Note 4 (Goodwill) to the Consolidated Condensed Financial Statements." Technology Express is owned and controlled by Harry D. Shields, who is Co-President and Co-Chairman of the Company. Until July 1, 1999, AMCC was controlled by John B. Gallagher, who is a Co-President and Co-Chairman of the Company. The Company acquired AMCC on July 1,1999.

The rates charged on related party sales are lower than they would be in arms-length transactions. The Company has a bulk buying arrangement with the remaining related party, Technology Express, which gives the Company the benefit of buying large job-lots at more competitive prices than it would otherwise be possible to do and then immediately sell part of the purchase to the related party.

Related party transactions are summarized as follows (in thousands):

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                       DECEMBER 31,            DECEMBER 31,
                                 -----------------------------------------------
                                      1999         1998        1999        1998
                                      ----         ----        ----        ----
 SALES TO:
 AMCC                                  N/A         $389         N/A        $402
 Technology Express                   $895          683      $1,914       2,186
                                    ------       ------      ------      ------
                                      $895       $1,072      $1,914      $2,588
                                    ======       ======      ======      ======

 PURCHASES FROM:
 AMCC                                  N/A         $130         N/A        $130
 Technology Express                    $44        1,113      $1,724      13,552
                                    ------       ------      ------      ------

                                       $44       $1,243      $1,724     $13,682
                                    ======       ======      ======      ======


Due from related parties was comprised of the following balances (in thousands):

                                  DECEMBER 31, 1999      JUNE 30, 1999
                                  -----------------      -------------

 AMCC                                       N/A              $974
 Technology Express                         $46               154
                                          -----            ------
                                            $46            $1,128
                                          =====            ======

                          EUROPEAN MICRO HOLDINGS, INC.

                  NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


8     RELATED PARTY TRANSACTIONS (CONTINUED)

Due to related parties was comprised of the following balances (in thousands):

                                  DECEMBER 31, 1999      JUNE 30, 1999
                                  -----------------      -------------

 AMCC                                       N/A                $3
 Technology Express                         $11               630
                                          -----            ------

                                            $11              $633
                                          =====            ======


The entities listed above are related to the Company in the following manner:

AMCC

AMCC is a distributor of computer hardware based in Miami, Florida. John B. Gallagher who is Co-Chairman, Co-President, a Director and shareholder (owning 39% of the outstanding shares) of European Micro Holdings, Inc., was until July 1, 1999, the president of AMCC and owned 50% of the outstanding shares of capital stock in that company. See "Note 4 (Goodwill) to the Consolidated Condensed Financial Statements" regarding the acquisition of AMCC. Frank Cruz, who is Chief Operating Officer of European Micro Holdings, Inc., has been an employee of AMCC since 1994.

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

9     CONTINGENCIES

European Micro UK and the Company have each demanded payment from Big Blue Europe for loans made in the amounts of $150,000 and $350,000, respectively. Big Blue Europe is currently under a court order prohibiting payment of these loans. The 50% shareholders of Big Blue Europe, its principals, Jeff and Marie Alnwick, and Big Blue Europe, derivatively, have filed a lawsuit against the Company, European Micro UK, John B. Gallagher and Harry D. Shields alleging fraud, aiding and abetting fraud, misappropriation of trade secrets, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract and tortious interference with contract. The complaint states that the plaintiffs seek $10 million or more in damages. The suit was filed in the United States District Court of the Eastern District of New York, Case # 99 CV 7380 (E.D.N.Y.) (ADS). The factual allegations underlying the lawsuit stem from European Micro UK's joint venture interest in Big Blue Europe. The Company has a pending motion to dismiss the complaint and has requested the New York court to refer the case to the courts of Holland upon the doctrine of FORUM NON CONVENIENS. The Company believes that the allegations specified in the complaint are without merit and intends to vigorously defend the suit. As a consequence of some of the allegations in such complaint, Messrs. Gallagher and Shields have filed an action in the United Kingdom for defamation against the Alnwicks and others.

                          EUROPEAN MICRO HOLDINGS, INC.

ITEM MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

UNLESS THE CONTEXT OTHERWISE REQUIRES AND EXCEPT AS OTHERWISE SPECIFIED, REFERENCES HEREIN TO "EUROPEAN MICRO" OR THE "COMPANY" INCLUDE EUROPEAN MICRO HOLDINGS, INC. AND ITS FOUR WHOLLY-OWNED SUBSIDIARIES, EUROPEAN MICRO PLC, A COMPANY ORGANIZED UNDER THE LAWS OF THE UNITED KINGDOM ("EUROPEAN MICRO UK"), NOR'EASTER MICRO, INC., A NEVADA CORPORATION ("NOR'EASTER"), COLCHESTER
ENTERPRISE PTE. LTD., A COMPANY ORGANIZED UNDER THE LAWS OF SINGAPORE ("COLCHESTER"), AND AMERICAN MICRO COMPUTER CENTER, INC., A FLORIDA CORPORATION ("AMERICAN MICRO") (COLLECTIVELY, THE FOUR WHOLLY-OWNED SUBSIDIARIES ARE REFERRED TO AS THE "SUBSIDIARIES").

OVERVIEW

The Company is an independent distributor of microcomputer products, including personal computers, memory modules, disc drives and networking products, to customers mainly in Western Europe and to customers and to a related party in the United States. The Company's customers consist of more than 670 value-added resellers, corporate resellers, retailers, direct marketers and distributors. The Company does not sell to end-users. Substantially all of the products sold by the Company are manufactured by well-recognized manufacturers such as IBM, Compaq and Hewlett-Packard, although the Company generally does not obtain its inventory directly from such manufacturers. The Company monitors the geographic pricing strategies related to such products, currency fluctuations and product availability in order to obtain inventory at favorable prices from other distributors, resellers and wholesalers.

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

European Micro Holdings, Inc. was organized under the laws of the State of Nevada in December 1997 and is the parent of European Micro UK, Nor'Easter, Colchester and American Micro. European Micro UK was organized under the laws of the United Kingdom in 1991 to serve as an independent distributor of microcomputer products to customers mainly in Western Europe and to related parties in the United States. Nor'Easter was organized under the laws of the State of Nevada on December 26, 1997 to serve as an independent distributor of microcomputer products in the United States. Colchester was organized under the laws of Singapore in November 1998 to serve as an independent distributor of microcomputer products in Asia. American Micro was formed on June 24, 1999 to acquire AMCC and now serves as an independent distributor in the United States.

European Micro UK is the parent of European Micro GmbH ("EUROPEAN MICRO GERMANY"), Sunbelt and European Micro B.V. ("EUROPEAN MICRO HOLLAND") and has a 50% joint venture interest in Big Blue Europe, B.V. ("BIG BLUE EUROPE").

                          EUROPEAN MICRO HOLDINGS, INC.

European Micro Germany was organized under the laws of Germany in 1993 and operates as a sales office in Dusseldorf, Germany. All products sold by European Micro Germany are procured and shipped from the facilities of European Micro UK. Sunbelt is a company registered in England and Wales, which was established in 1992 and is based in Wimbledon, England. Sunbelt operates as a distributor of microcomputer products to dealers, value-added resellers and mass merchants throughout Western Europe. Except for the distribution of its Nova brand products, Sunbelt's distribution operations were integrated with and into the operations of European Micro UK. Sunbelt discontinued the Nova product line effective January 31, 2000. European Micro Holland was formed in 1995 and acquired the assets of H&B. European Micro UK acquired these assets on November 12, 1998. Big Blue Europe was organized under the laws of Holland in January 1997 and is a computer parts distributor with offices located near Amsterdam, Holland. Big Blue Europe has no affiliation with International Business Machines Corporation.

European Micro Holding's headquarters are located at 6073 N.W. 167th Street, Unit C-25, Miami, Florida 33015, and its telephone number is (305) 825-2458.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in the Company's Consolidated Condensed Statements of Operations:

                                              PERCENTAGE OF NET SALES

                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            DECEMBER 31,                       DECEMBER 31,
                                                        1999            1998               1999            1998
                                                        ----            ----               ----            ----

Net sales to third parties                             97.4%           96.3%              97.2%             95.6%
Net sales to related parties                            2.6%            3.7%               2.8%              4.4%
                                                  ----------      ----------         ----------        ----------
Total net sales                                       100.0%          100.0%             100.0%            100.0%
                                                  ----------      ----------         ----------        ----------

Cost of goods sold to third parties                  (86.8%)         (88.5%)            (86.2%)           (86.7%)
Cost of goods sold to related parties                 (2.5%)          (3.7%)             (2.8%)            (4.4%)
                                                  ----------      ----------         ----------        ----------

Total cost of goods sold                             (89.3%)           92.2%            (89.0%)           (91.8%)
                                                  ----------      ----------         ----------        ----------

Total gross profit                                     10.7%            7.8%              11.0%              8.9%

Total operating expenses                              (9.7%)          (7.4%)             (9.6%)            (6.6%)
                                                  ----------      ----------         ----------        ----------

Operating profit                                        1.0%           0.04%               1.4%              2.3%

Interest income                                         0.1%            0.5%               0.1%              0.4%
Interest expense                                      (0.9%)          (0.6%)             (0.8%)            (0.5%)
Equity in net income (loss) of unconsolidated
subsidiary                                              0.0%          (0.1%)               0.0%            (0.1%)
                                                  ----------      ----------         ----------        ----------

Income before income taxes                              0.2%            0.2%               0.7%              2.1%
Income taxes                                          (0.1%)          (0.1%)             (0.4%)            (0.8%)
                                                  ----------      ----------         ----------        ----------

Net income                                              0.1%            0.1%               0.3%              1.3%
                                                  ==========      ==========         ==========        ==========

                          EUROPEAN MICRO HOLDINGS, INC.


THREE-MONTH PERIOD ENDED DECEMBER 31, 1999 AND 1998

TOTAL NET SALES. Total net sales increased $5.5 million, or 19.1%, from $29.0 million in the three-month period ended December 31, 1998 to $34.5 million in the comparable period in 1999. Excluding net sales to related parties, net sales increased $5.8 million, or 20.4%, from $27.9 million in the three-month period ended December 31, 1998 to $33.7 million in the comparable period in 1999. This increase was attributable to the addition of Sunbelt's trading sales (accounting for approximately $3.2 million), the addition of Colchester's sales (accounting for approximately $2.8 million) and the addition of American Micro's sales (accounting for approximately $4.5 million). This increase was partially offset by a reduction of $1.4 million in the Premier Dealers Club, a reduction of $50,000 from Sunbelt's Nova line of products, a reduction of $2.4 million from European Micro UK's trading sales (excluding Sunbelt's trading sales) and a reduction of $870,000 in Nor'Easter's sales.

Net sales to related parties decreased $177,000, or 16.5%, in the three-month period ended December 31, 1999 from the comparable period in 1998. This decrease is primarily attributable to the acquisition of AMCC on July 1, 1999, and therefore, net sales to American Micro are excluded from net sales to related party. Until July 1, 1999, the related parties consisted of a group of entities in which an ownership interest was held by either of the two primary shareholders of the Company, John B. Gallagher or Harry D. Shields. See "Note 8 (Related party transactions) to the Consolidated Condensed Financial Statements." Since the acquisition of AMCC, the sole member of the group is Technology Express, Inc. In order to facilitate fast and efficient international transactions, the Company expects to continue to act as a supplier for and purchaser from Technology Express. Inter-group prices are expected to remain at one percent over cost but exceptions may be made in times of short supply, to cover assembly costs and to reward one another for exceptional low cost purchases. The Company believes that its reliance on the group will continue to decline, although the Company's sales will be lower in future periods if the Company is unable to sell product to Technology Express as it has historically done. Likewise, the Company's profitability may be lower in future periods if it is unable to purchase products from Technology Express because the Company may not be able to obtain such product from other sources or if available, on as favorable terms.

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

GROSS PROFIT. Gross profit increased $1.4 million, or 64.1%, from $2.3 million in the three-month period ended December 31, 1998 to $3.7 million in the comparable period in 1999. Gross profit excluding related party transactions increased $1.4 million, or 63.3%, from $2.3 million in the three-month period ended December 31, 1998 to $3.7 million the comparable period in 1999. This increase is primarily due to the addition of Colchester with $224,000 in gross profit, the addition of American Micro with $480,000 in gross profit and an increase at European Micro UK of $375,000 and an increase at Nor'Easter of $360,000.

Gross profit attributable to related party sales was $24,000 in the three-month period ended December 31, 1999. This represents a gross margin of approximately (2.7%). As discussed above, the mark-up on sales to related parties is typically one percent over cost. Therefore, the gross profit on sales to third parties is typically higher than the gross profit earned on sales to related parties.

Gross margins increased by 290 basis points from 7.8% in the three-month period ended December 31, 1998 to 10.7% in the comparable period in 1999. Excluding related party transactions, gross margin increased from 8.1% in the three-month period ended December 31, 1998 to 10.9% in the comparable period in 1999. This change is related to the shortage of memory products in the fiscal second quarter resulting in higher selling prices and margin.

Foreign exchange gains and losses, net, increased from a loss of $52,000 in the three-month period ended December 31, 1998 to a gain of $160,000 in the comparable period in 1999. This favorable movement was attributable to the weakening of the U.K. pound sterling relative to the Euro and the strengthening of the U.K. pound sterling against the U.S. dollar.

                          EUROPEAN MICRO HOLDINGS, INC.

OPERATING EXPENSES. Operating expenses as a percentage of total net sales increased from 7.4% in the three-month period ended December 31, 1998 to 9.7% in the comparable period in 1999. This increase in operating expenses was primarily caused by higher commissions and bonus payments to employees which are tied to the Company's gross profit and gross margin. Also contributing to this increase were legal expenses incurred by the Company in connection with the Big Blue lawsuit. Moreover, American Micro's operating expenses, which were included in the Company's consolidated financial statements for period ended December 1999, had a higher level of operating expenses relative to sales than that of the Company.

INTEREST EXPENSE. Interest expense increased by $249,000 from $60,000 in three-month period ended December 31, 1998 to $309,000 in the comparable period in 1999. This was attributable to increased borrowings during the period because of increased average accounts receivable and inventory balances, the purchase of the office building and the acquisitions of Sunbelt and AMCC.

INCOME TAXES. Income taxes as a percentage of income before income taxes increased from 61% in the three-month period ended December 31, 1998 to 82% in the comparable period in 1999. For the period ended December 31, 1998, the Company had accrued a tax benefit based on the estimate that the Company would have consolidated U.S. taxable income. However, for the fiscal year ended June 30, 1999, the Company had a U.S. consolidated loss. The Company has not accrued a tax benefit for the U.S. operating losses in the three-month period ended December 31, 1999, and has continued to accrue tax expense for European Micro UK. The net effect of accrued tax expenses was to increase the effective consolidated income tax rate for the Company.

INTEREST IN JOINT VENTURE. The Company's share of income (loss) from Big Blue increased from a loss of $19,000 in the three-month period ended December 31, 1998 to a gain of $2,000 in the comparable period in 1999.

SIX-MONTH PERIOD ENDED DECEMBER 31, 1999 AND 1998

TOTAL NET SALES. Total net sales increased $9.0 million, or 15.4%, from $58.3 million in the six-month period ended December 31, 1998 to $67.3 million in the comparable period in 1999. Excluding net sales to related parties, net sales increased $9.7 million, or 17.4%, from $55.7 million in the six-month period ended December 31, 1998 to $65.4 million in the comparable period in 1999. This increase was attributable to the addition of Sunbelt's trading sales (accounting for approximately $5.5 million), the additional sales from Sunbelt's Nova line of products (accounting for approximately $650,000), the addition of Colchester's sales (accounting for approximately $3.4 million) and the addition of American Micro's sales (accounting for approximately $9.4 million). This increase was partially offset by a reduction of $6.6 million in European Micro UK's trading sales (excluding Sunbelt's trading sales), a decrease in the Premier Dealers Club (accounting for approximately $400,000) and a reduction of $2.2 million in Nor'Easter's sales.

Net sales to related parties decreased $675,000, or 26.1%, in the six-month period ended December 31, 1999 from the comparable period in 1998. This decrease is primarily attributable to the acquisition of AMCC on July 1, 1999, and therefore, net sales to American Micro are excluded from net sales to related party. Until July 1, 1999, the related parties consisted of a group of entities in which an ownership interest was held by either of the two primary shareholders of the Company, John B. Gallagher or Harry D. Shields. See "Note 8 (Related party transactions) to the Consolidated Condensed Financial Statements."

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

GROSS PROFIT. Gross profit increased $2.2 million, or 42.3%, from $5.2 million in the six-month period ended December 31, 1998 to $7.4 million in the comparable period in 1999. Gross profit excluding related party transactions increased $2.2 million, or 41.9%, from $5.2 million in the six-month period ended December 31, 1998 to $7.4 million the comparable period in 1999. This increase is primarily due to the addition of Colchester with $224,000 in gross profit, the addition of American Micro with $994,000 in gross profit, an

                          EUROPEAN MICRO HOLDINGS, INC.

increase at European Micro UK of $818,000 and an increase at Nor'Easter of $179,000.

Gross profit attributable to related party sales was $51,000 in the six-month period ended December 31, 1999. This represents a gross margin of approximately 2.7%. As discussed above, the mark-up on sales to related parties is typically one percent over cost. Therefore, the gross profit on sales to third parties is typically higher than the gross profit earned on sales to related parties.

Gross margins increased by 210 basis points from 8.9% in the six-month period ended December 31, 1998 to 11.0% in the comparable period in 1999. Excluding related party transactions, gross margin increased from 9.3% in the six-month period ended December 31, 1998 to 11.2% in the comparable period in 1999. This change is related to the shortage of memory products in the quarter ended December 31, 1999, resulting in higher selling prices and gross margin.

Foreign exchange gains and losses, net, increased from a loss of $184,000 in the six-month period ended December 31, 1998 to a loss of $82,000 in the comparable period in 1999. This favorable movement was attributable to the weakening of the U.K. pound sterling relative to the Euro and the strengthening of the U.K. pound sterling against the U.S. dollar.

OPERATING EXPENSES. Operating expenses as a percentage of total net sales increased from 6.6% in the six-month period ended December 31, 1998 to 9.6% in the comparable period in 1999. This increase in operating expenses was caused primarily by higher commissions and bonus payments to employees which are tied to the Company's gross profit and gross margin. Also contributing to this increase were legal expenses incurred by the Company in connection with the Big Blue lawsuit. Moreover, American Micro's operating expenses, which were included in the Company's consolidated financial statements for period ended December 1999 had a higher level of operating expenses relative to sales than that of the Company.

INTEREST EXPENSE. Interest expense increased by $386,000 from $142,000 in six-month period ended December 31, 1998 to $528,000 in the comparable period in 1999. This was attributable to increased borrowings during the period because of increased average accounts receivable and inventory balances, the purchase of the office building and the acquisitions of Sunbelt and AMCC.

INCOME TAXES. Income taxes as a percentage of income before income taxes increased from 39% in the six-month period ended December 31, 1998 to 57% in the comparable period in 1999. For the period ended December 31, 1998, the Company had accrued a tax benefit based on the estimate that the Company would have consolidated U.S. taxable income. However, for the fiscal year ended June 30, 1999, the Company had a U.S. consolidated loss. The Company has not accrued a tax benefit for the U.S. operating losses in the six-month period ended December 31, 1999, and has continued to accrue tax expense for European Micro UK. The net effect of accrued tax expense was to increase the effective consolidated income tax rate for the Company.

INTEREST IN JOINT VENTURE. The Company's share of gain/loss from Big Blue increased from a loss of $47,000 in the six-month period ended December 31, 1998 to breaking even in the comparable period in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for operating expenses, funding accounts receivable, the purchase of inventory to support growth, taking greater advantage of available cash discounts offered by certain of the Company's

                          EUROPEAN MICRO HOLDINGS, INC.

suppliers for early payment and making acquisitions. The Company has historically funded these cash requirements through a combination of loans, internally generated cash flow and the net proceeds of its initial public offering.

Short-term working capital requirements of European Micro UK are funded by a combination of line of credit facilities together with accounts receivable financing. In both cases, the amounts drawn down accrue the same rate of interest based on a markup over the bank borrowing rate in the United Kingdom. The bank line of credit was 1.2 million pounds sterling ($1.96 million) at December 31, 1999. The accounts receivable financing provides for a borrowing base of 85% of accounts receivable, with a limit of 6.2 million pounds sterling ($10.1 million on December 31, 1999). The limit on trade receivables financing increased from a maximum of 5.5 million pounds sterling at June 30, 1999 ($8.7 million at June 30, 1999). European Micro UK also had a revolving credit agreement, secured against inventory. The facility allowed European Micro UK to borrow up to 3.5 million pounds sterling ($5.7 million at December 31, 1999) to assist in the purchase of inventory. To date, no borrowings have been drawn down on this line. This revolving credit agreement has expired and European Micro UK is negotiating to renew.

Short-term working capital requirements of the Company are funded by two lines of credit on October 29, 1999, to finance operations based in the United States. American Micro and Nor'Easter each obtained a line of credit, secured by accounts receivable and inventory. Amounts available under each of the line of credit agreements are based upon eligible accounts receivable and inventory, up to a maximum borrowing amount of $1.5 million of each agreement. Each of these lines of credit matures on October 28, 2000, and each bears interest at 0.5% over the bank borrowing rate of 8.5% at December 31, 1999. As partial security for these loans, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. In the event the Company defaults on one or more of these loans, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in the Company because Messrs. Gallagher and Shields together own 71% of the Company's outstanding common stock. The lines of credit agreements include certain financial and non-financial covenants and restrictions. The agreements also contain a provision whereby the lender can declare a default based on subjective criteria. As of December 31, 1999, the Company was not in compliance with one of the financial covenants in the agreements. The Company has obtained a waiver of these events of non-compliance for the December 31, 1999 reporting period. Given the Company's current and expected operating results, it is likely that the Company will be out of compliance with such covenant requirements at the next quarterly reporting date. As a result, the Company is in discussion with the lender to amend the agreements to adjust the financial covenant requirements. While management believes such discussions will result in amended covenant requirements which the Company will be able to achieve, there can be no assurances that the Company will be successful in these negotiations.

In addition, in June 1998, the Company received $9.3 million in gross proceeds from its initial public offering of 933,900 shares of common stock. The Company incurred total expenses in connection with the offering of $2.0 million. The Company has used the proceeds to fund operations and provide working capital to European Micro UK, Nor'Easter and Colchester.

Long-term funding is supplied to the Company in the form of capital lease agreements and term loans. The lease agreements are secured by vehicles owned by the Company. The agreements are usually for 36 months from the date of purchase and are typically for 80% of the purchase value of the vehicle. All but two of the agreements are subject to variable rate interest. As of December 31, 1999, the borrowings were $95,000, of which $32,000 was due after more than one year.

A term loan was obtained on October 29, 1999, in the amount of $1,500,000. The term loan is to be repaid with quarterly payments of $125,000 over three years. The term loan bears interest at the one-month LIBOR plus two and one-quarter percentage points (2.25%). One-month LIBOR at December 31, 1999 was 5.8%. The first payment on the term loan was made on November 30, 1999, bringing the balance down to $1,375,000. The term loan is secured by substantially all of the assets of the Company. As partial security for this loan, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. In the event the Company defaults on this loan, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in the Company because Messrs. Gallagher and Shields together own 71% of the Company's outstanding common stock. The term loan agreement includes certain financial and non-financial covenants and restrictions. The agreement also contains a provision whereby the lender can declare a default based on subjective criteria. The term loan agreement is with the same lender as the Nor'easter Micro and American Micro line of credit facilities discussed above. Further, the term loan credit agreement contains similar loan covenant requirements. As such, the Company has obtained a waiver of these events of non-compliance for the December 31, 1999 reporting period. The total amount outstanding under the term loan agreement is reflected in current maturities of long-term debt at December 31, 1999, because of the likelihood of covenant violation at the next quarterly reporting date absent an amendment to the term loan agreement.

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

                          EUROPEAN MICRO HOLDINGS, INC.

On July 16, 1999, European Micro UK purchased the office building in which it had previously been leasing space for 1,705,000 pounds sterling ($2,787,000 at December 31, 1999). The purchase price was financed in part by a loan in the amount of 1,312,000 pounds sterling ($2,144,000 at December 31, 1999). This loan calls for monthly payments of principal and interest in the amount of 15,588 pounds sterling ($25,478 at December 31, 1999) and matures in July 2009. The mortgage loan note bears interest at a fixed rate of 7.598%.

Net cash provided by operating activities during the six-month period to December 31, 1999 amounted to $3.8 million. Significant factors providing cash were a decrease in trade receivables, net of effects from acquisitions, of $5.5 million, a decrease in inventory, net of effects from acquisitions, of $1.5 million and a decrease in due from related parties, net of effects from acquisitions, of $1.1 million. The amount of cash provided by the Company's operations was partially offset by a reduction in trade payables, net of effects from acquisition, of $3.7 million and a reduction in accrued expenses and other current liabilities, net of the effects from acquisitions, of $1.2 million.

Cash used in investing activities amounted to $4.2 million. This primarily consisted of expenditures on fixed assets of $3.0 million, largely the purchase of European Micro UK's office building and the acquisition of AMCC for $1.2 million.

Cash used by financing activities amounted to $1.1 million. This primarily consisted of $4.2 million used to pay down short-term borrowings, net. The Company also used $300,000 to pay down long term borrowings assumed from the acquisition of AMCC, $125,000 to pay down the term loan and $100,000 to pay down the mortgage loan on the building. This was offset by $2.1 million provided by proceeds from the mortgage loan secured by European Micro UK's office building and $1.5 million provided by a term loan.

Overall, the Company experienced a net decrease in cash of $1.3 million for the six-month period ended December 31, 1999.

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

ACCOUNTS RECEIVABLE. The Company sells its products and services to a customer base of more than 670 value-added resellers, corporate resellers, retailers and direct marketers. The Company offers credit terms to qualifying customers and also sells on a pre-pay and cash-on-delivery basis. With respect to credit sales, the Company attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. Also, substantially all of European Micro UK's accounts receivables are insured. Nor'Easter, Colchester and American Micro generally do not insure their accounts receivable.

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

                          EUROPEAN MICRO HOLDINGS, INC.

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

EXCHANGE RATE SENSITIVITY

On December 31, 1999, the Company did not have any open forward exchange contracts. Gains and losses in respect of the foreign exchange transactions were as follows (in thousands):

                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                 DECEMBER 31,                DECEMBER 31,
                               1999         1998            1999        1998
                          ------------------------------------------------------
Gain (Loss) on foreign
exchange transactions          $160         $(52)         $(82)        $(184)
                               ====         ====          ====         =====

                          EUROPEAN MICRO HOLDINGS, INC.

PART II

ITEM 1.     LEGAL PROCEEDINGS.

European Micro UK and the Company have each demanded payment from Big Blue Europe for loans made in the amounts of $150,000 and $350,000, respectively. Big Blue Europe is currently under a court order prohibiting payment of these loans. The 50% shareholders of Big Blue Europe, its principals, Jeff and Marie Alnwick, and Big Blue Europe, derivatively, have filed a lawsuit against the Company, European Micro UK, John B. Gallagher and Harry D. Shields alleging fraud, aiding and abetting fraud, misappropriation of trade secrets, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract and tortious interference with contract. The complaint states that the plaintiffs seek $10 million or more in damages. The suit was filed in the United States District Court of the Eastern District of New York, Case # 99 CV 7380 (E.D.N.Y.) (ADS). The factual allegations underlying the lawsuit stem from European Micro UK's joint venture interest in Big Blue Europe. The Company has a pending motion to dismiss the complaint and has requested the New York court to refer the case to the courts of Holland upon the doctrine of FORUM NON CONVENIENS. The Company believes that the allegations specified in the complaint are without merit and intends to vigorously defend the suit. As a consequence of some of the allegations in such complaint, Messrs. Gallagher and Shields have filed an action in the United Kingdom for defamation against the Alnwicks and others.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a), (b), (c) and (d).  None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Company  held its 1999 Annual  Meeting of  Stockholders  on November 15,
1999.

(b) At the annual meeting, the stockholders re-elected the Class II directors named in the following table by the vote set forth in such table for a three-year term to expire in 2002. The names of the directors whose terms of office as directors continued after the meeting were: John B. Gallagher, Jr., Harry D. Shields, Bernadette Spofforth and Laurence Gilbert.

       NAME:                   FOR:         AGAINST:      WITHHELD:
       -----                   ----         --------      ---------

       Barrett Sutton          4,876,571    0             11,100
       Kyle Saxon              4,876,571    0             11,100


(c) The only matter voted upon at the Annual Meeting of Stockholders was the election of the directors mentioned in the above table. Such table also sets forth the number of votes for, against or withheld for such directors.

(d)   None.

The foregoing matters are described in detail in the Company's Proxy Statement dated October 29, 1999 for the 1999 Annual Meeting of Stockholders.

ITEM 5.     OTHER INFORMATION.

None.

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

     2.02      Merger Agreement re: AMCC dated June 29, 1999       Incorporated by reference to Exhibit 2.02
                                                                   to Registrant's From 10-K for the year
                                                                   ended June 30, 1999.

     2.03      Plan of 1999 Merger re: AMCC dated June 29, 1999    Incorporated by reference to Exhibit 2.03
                                                                   to Registrant's From 10-K for the year
                                                                   ended June 30, 1999.

     2.04      Articles of Merger re: AMCC dated June 29, 1999     Incorporated by reference to Exhibit 2.04
                                                                   to Registrant's Form 10-K for the year
                                                                   ended June 30, 1999.

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

    10.02      Invoice Discounting Agreement with Lombard NatWest  Incorporated by reference to Exhibit No.
               Discounting Limited, dated November 21, 1996        10.02 to the Registration Statement.

    10.03      Commercial Credit Insurance, policy number 60322,   Incorporated  by reference to Exhibit No.
               with  Hermes  Kreditversicherungs-AG  dated         10.03  to  the Registration Statement.
               August  1, 1995

    10.04      Commercial Credit Insurance, policy number 82692,   Incorporated  by reference to
               with Hermes Kreditversicherungs-AG                  Exhibit No. 10.04 to the Registration Statement.
               dated  August  1, 1995



                          EUROPEAN MICRO HOLDINGS, INC.
EXHIBIT
NO.            DESCRIPTION                                         LOCATION
---            -----------                                         --------

    10.05      Consignment Agreement with European Micro Computer  Incorporated by reference to Exhibit No.
               B.V., dated January 1996                            10.05 to the Registration Statement.

    10.06      Shareholders' Cross-Purchase Agreement by and       Incorporated by reference to Exhibit No.
               between Jeffrey Gerard Alnwick, Marie Alnwick,      10.07 to the Registration Statement.
               European Micro Plc and Big Blue Europe, B.V. dated
               August 21, 1997

    10.07      Trusteed Shareholders Cross-Purchase Agreement by   Incorporated by reference to Exhibit No.
               and between John B. Gallagher, Harry D. Shields,    10.08 to the Registration Statement.
               Thomas H. Minkoff, Trustee of the Gallagher Family
               Trust, Robert H. True and Stuart S. Southard,
               Trustees of the Henry Daniel Shields 1997
               Irrevocable Educational Trust, European Micro
               Holdings, Inc. and SunTrust Bank, Nashville, N.A.,
               as Trustee dated January 31, 1998

    10.08      Executive Employment Agreement between John B.      Incorporated by reference to Exhibit No.
               Gallagher and European Micro Holdings, Inc.         10.09 to the Registration Statement.
               effective as of January 1, 1998

    10.09      Executive Employment Agreement between Harry D.     Incorporated by reference to Exhibit No.
               Shields and European Micro Holdings, Inc.           10.10 to the Registration Statement.
               effective as of January 1, 1998

    10.10      Contract of Employment Agreement between Laurence   Incorporated  by  reference to
               Gilbert and European Micro UK dated                 Exhibit No. 10.11 to the Registration Statement.
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

    10.13      Administrative Services Contract by and between     Incorporated by reference to Exhibit No.
               European Micro Holdings, Inc. and European Micro    10.14 to the Registration Statement.
               Plc effective as of January 1, 1998

    10.14      Escrow Agreement between European Micro Holdings,   Incorporated by reference to Exhibit No.
               Inc., Tarpon Scurry Investments, Inc. and The       10.15 to the Registration Statement.
               Chase Manhattan dated as of March 24, 1998

    10.15      Form of Indemnification Agreements with officers    Incorporated by reference to Exhibit No.
               and directors                                       10.16 to the Registration Statement.

    10.16      Form of Transfer Agent Agreement with Chase Mellon  Incorporated by reference to Exhibit No.
               Shareholder Services, L.L.C.                        10.17 to the Registration Statement.




                          EUROPEAN MICRO HOLDINGS, INC.
EXHIBIT
NO.            DESCRIPTION                                         LOCATION
---            -----------                                         --------

    10.17      Form of Credit Agreement by and between European    Incorporated by reference to Exhibit No.
               Micro UK and National Westminster Bank Plc          10.17 to the Annual Report on Form 10-K
                                                                   for the  fiscal  year  ended June
                                                                   30,    1998    filed   with   the
                                                                   Commission on September 28, 1998.

    10.18      Consulting Contract dated September 10, 1998 by     Incorporated by reference to Exhibit 10.19
               and between European Micro Holdings, Inc. and The   to Registrant's Form 10-Q for the quarter
               Equity Group                                        ended September 30, 1998.

    10.19      Service  Agreement dated October 28, 1998 by and    Incorporated by reference to Exhibit 10.20
               between European Micro Holdings, Inc. and Michael   to Registrant's Form 10-Q for the quarter
               Gesner                                              ended September 30, 1998.

    10.20      Service  Agreement dated October 28, 1998 by and    Incorporated by reference to Exhibit 10.21
               between  European Micro Plc and Gerard O'Rourke to  Registrant's  Form 10-Q for the quarter ended September 30, 1998.

    10.21      Employment Agreement dated July 1, 1999 between     Incorporated by reference to Exhibit 10.21
               John B. Gallagher and American Micro                to Registrant's Form 10-K for the year
                                                                   ended June 30, 1999.

    10.22      Loan and Security Agreement dated October 29, 1999  Incorporated by reference to Exhibit 10.22
               among American Micro, the Company, Nor'Easter and   to Registrant's Form 10-Q for the quarter
               SouthTrust Bank, N.A. re: Line of Credit to         ended September 30, 1999.
               American Micro

    10.23      Loan Agreement dated October 29, 1999 among the     Incorporated by reference to Exhibit 10.23
               Company, American Micro, Nor'Easter and SouthTrust  to Registrant's  Form 10-Q for the quarter
               Bank, N.A. re: Term Loan to the Company             ended September 30, 1999.

    10.24      Loan Agreement dated October 29, 1999 among         Incorporated by reference to Exhibit 10.24
               Nor'Easter, the Company, American Micro and         to Registrant's Form 10-Q for the quarter
               SouthTrust Bank, N.A. re: Line of Credit to         ended September 30, 1999.
               Nor'Easter

    11.01      Statement re: Computation of Earnings               Provided herewith.

    15.01      Letter re: Unaudited Financial Information          Provided herewith.

    18.01      Letter re Change in Accounting Principles           Not applicable.

    19.01      Report Furnished to Security Holders                Not applicable.

    22.01      Published Report Regarding Matters Submitted to     Not applicable.
               Vote of Security Holders

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

Dated:      February 14, 2000              EUROPEAN MICRO HOLDINGS, INC.

                                           By:   /s/ John B. Gallagher
                                                 --------------------------
                                                 John B. Gallagher, Co-President