Form 10-Q
period 2000-03-31
EUROPEAN MICRO HOLDINGS INC
filed 2000-05-15
CIK 1052914

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

         Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2000

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

There were 4,933,900 shares of Common Stock, par value $0.01 per share, outstanding as of May 15, 2000.

PART I

FINANCIAL INFORMATION

ITEM   FINANCIAL STATEMENTS.

             INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets as of March 31, 2000 and June 30, 1999...3

Consolidated Condensed Statements of Operations for the three and nine months ended March 31, 2000 and 1999..................................................4

Consolidated Statement of Shareholders' Equity for the nine months ended
March 31, 2000.................................................................5

Consolidated Condensed Statements of Cash Flows for the nine months ended
March 31, 2000 and 1999........................................................6

Notes to the Consolidated Condensed Financial Statements.......................8

                          EUROPEAN MICRO HOLDINGS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                  (UNAUDITED)
                                                                               MARCH 31, 2000          JUNE 30, 1999
                                                                       -----------------------------------------------------
                                ASSETS
CURRENT ASSETS:

     Cash                                                                               $2,726                $3,168
     Restricted Cash                                                                       381                   379
     Trade receivables, net                                                              9,934                14,938
     Due from related parties                                                               47                 1,128
     Inventories, net                                                                    7,820                 7,232
     Prepaid expenses                                                                      316                   402
     Other current assets                                                                  590                   562
                                                                                 -------------           -----------
         TOTAL CURRENT ASSETS                                                           21,814                27,809
     Property and equipment, net                                                         3,719                   612
     Goodwill, net                                                                       2,714                 1,675
     Investments in and advances to unconsolidated subsidiaries                            643                   753
     Other assets                                                                           34                     -
                                                                                 -------------           -----------
         TOTAL ASSETS                                                                  $28,924               $30,849
                                                                                 =============           ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

     Short-term borrowings                                                              $7,294                $8,614
     Current portion of long-term borrowings                                             1,591                     -
     Trade payables                                                                      2,614                 3,734
     Accrued expenses and other current liabilities                                      1,996                 2,851
     Due to related parties                                                                  4                   633
     Income taxes payable                                                                  234                   383
                                                                                 -------------           -----------
         TOTAL CURRENT LIABILITIES                                                      13,733                16,215
     Long-term borrowings                                                                1,735                    23
     Other liabilities                                                                       -                   268
                                                                                 -------------           -----------
         TOTAL LIABILITIES                                                             $15,468               $16,506
                                                                                 -------------           -----------
SHAREHOLDERS' EQUITY:

     Preferred stock $0.01 par value shares:  1,000,000 authorized,
        No shares issued and outstanding                                                     -                     -
     Common stock $0.01 par value shares:  20,000,000 authorized,
        4,933,900 shares issued and outstanding                                             49                    49
     Additional paid-in capital                                                          9,177                 8,979
     Accumulated other comprehensive loss                                                 (307)                 (312)
     Retained earnings                                                                   4,537                 5,627
                                                                                 -------------           -----------
         TOTAL SHAREHOLDERS' EQUITY                                                     13,456                14,343
                                                                                 -------------           -----------
     COMMITMENTS AND CONTINGENCIES

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $28,924               $30,849
                                                                                 =============           ===========

See accompanying notes to consolidated condensed financial statements.

                          EUROPEAN MICRO HOLDINGS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            MARCH 31,                         MARCH 31,
                                                                 --------------------------------- ---------------------------------
                                                                         2000            1999              2000            1999
                                                                         ----            ----              ----            ----
SALES:

     Net sales                                                        $23,917         $31,269           $89,313         $86,990
     Net sales to related parties                                         437           7,196             2,350           9,783
                                                                       ------          ------            ------           -----
         Total net sales                                               24,354          38,465            91,663          96,773
                                                                       ------          ------            ------           -----
COST OF GOODS SOLD:
     Cost of goods sold                                               (22,050)        (28,388)          (80,095)        (78,927)
     Cost of goods sold to related parties                               (449)         (7,148)           (2,311)         (9,714)
                                                                       ------          ------            ------           -----
         Total cost of goods sold                                     (22,499)        (35,536)          (82,406)        (88,641)
                                                                       ------          ------            ------           -----
GROSS PROFIT                                                            1,855           2,929             9,257           8,132

OPERATING EXPENSES:

         Selling, general and administrative expenses                  (3,323)         (2,831)           (9,747)         (6,698)
                                                                       ------          ------            ------           -----
INCOME (LOSS) FROM OPERATIONS                                          (1,468)              98             (490)          1,434

         Interest income                                                   10              18                70              65
         Interest expense                                                (148)            (95)             (676)           (215)
         Equity in net income (loss) of unconsolidated
            subsidiaries                                                   (3)              2                (3)            (45)
                                                                       ------          ------            ------           -----
INCOME (LOSS) BEFORE INCOME TAXES                                      (1,609)             23            (1,099)          1,239

     Income tax expense (benefit)                                        (301)              1                (9)            471
                                                                       ------          ------            ------           -----
NET INCOME (LOSS)                                                     $(1,308)            $22           $(1,090)           $768
                                                                       ======          ======            =======          -----
         Net income (loss) per share - basic                           $(0.26)          $0.00            $(0.22)          $0.15
                                                                       ======          ======            =======          -----
         Net income (loss) per share - diluted                         $(0.26)          $0.00            $(0.22)          $0.15
                                                                       ======          ======            =======          -----

See accompanying notes to consolidated condensed financial statements.

                                 EUROPEAN MICRO HOLDINGS, INC.

                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (In thousands, except share data)
                                             (Unaudited)

                                                            ADDITIONAL     ACCUMULATED OTHER                         TOTAL
                                                             PAID-IN        COMPREHENSIVE         RETAINED        SHAREHOLDERS'
                                       COMMON STOCK          CAPITAL        INCOME (LOSS)         EARNINGS           EQUITY
                                 -------------------------------------------------------------------------------------------------
                                     SHARES       AMOUNT
                                     ------       ------

Balance at June 30, 1999          4,933,900          $49        $8,979              $(312)             $5,627           $14,343

Comprehensive loss:
   Net loss                               -            -             -                   -             (1,090)           (1,090)
Other comprehensive income,
   foreign currency
   translation adjustment                 -            -             -                   5                  -                 5
                                  ---------         ----        ------              ------            -------           -------
   Total comprehensive
       loss                               -            -             -                   5             (1,090)           (1,085)
Adjustment to accrued offering
     costs                                -            -           156                   -                  -               156
Compensation charge in relation
     to share options issued to
     non-employees                        -            -            42                   -                  -                42
                                  ---------         ----        ------              ------            -------           -------
Balance at March 31, 2000         4,933,900          $49        $9,177               $(307)            $4,537           $13,456
                                  =========         ====        ======              ======            =======           =======

See accompanying notes to consolidated condensed financial statements.

                                    EUROPEAN MICRO HOLDINGS, INC.

                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                             (Unaudited)

                                                                                    NINE MONTHS ENDED MARCH 31,
                                                                        ----------------------------------------------------
                                                                                     2000                           1999
                                                                                     ----                           ----
OPERATING ACTIVITIES:
Net income (loss)                                                                 $(1,090)                          $768
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES
     Depreciation and amortization                                                    435                            278
     Amortization of expense related to contingent
        earn-out provisions                                                            47                              -
     Deferred income taxes                                                            (13)                           (14)
     Equity in net loss of unconsolidated subsidiaries                                  3                             45
     Compensation charge for non-employee stock options                                42                            156
CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS FROM ACQUISITIONS
     Restricted cash                                                                    -                           (387)
     Trade receivables                                                              5,724                         (1,886)
     Due from related parties                                                       1,081                         (1,670)
     Inventories                                                                    1,329                         (7,022)
     Prepaid expenses and other current assets                                        294                          1,727
     Trade payables                                                                (2,266)                        (1,013)
     Accrued expenses and other current liabilities                                  (809)                          (800)
     Due to related parties                                                          (629)                         1,704
     Income taxes payable                                                            (149)                          (100)
                                                                                    -----                          -----
NET CASH PROVIDED BY (USED IN ) OPERATING ACTIVITIES                                3,999                         (8,214)
                                                                                    -----                          -----

INVESTING ACTIVITIES:

     Purchase of fixed assets                                                      (3,069)                          (213)
     Sale of fixed assets                                                              42                              -
     Payment for acquisition, net of cash acquired                                 (1,834)                          (819)
     Repayment (advances) to unconsolidated affiliate                                 100                           (350)
                                                                                    -----                          -----
NET CASH USED IN INVESTING ACTIVITIES                                              (4,761)                        (1,382)
                                                                                    -----                          -----
FINANCING ACTIVITIES:
     Short-term borrowings, net                                                    (2,568)                         7,215
     Proceeds from long-term borrowings                                             3,585                              -
     Repayment of long term borrowings                                               (628)
     Issuance of common stock, net                                                      -                            (25)
     Repayment of capital leases                                                      (58)                           (24)
                                                                                    -----                          -----
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             331                          7,166
                                                                                    -----                          -----
     Exchange rate changes                                                            (11)                          (202)
                                                                                    -----                          -----
NET  DECREASE IN CASH:                                                               (442)                        (2,632)
     Cash at beginning of period                                                    3,168                          5,012
                                                                                    -----                          -----
CASH AT END OF PERIOD                                                              $2,726                         $2,380
                                                                                    =====                          =====






NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired                                                      $3,314                         $4,533
Goodwill                                                                            1,418                          1,705
Fair value of liabilities assumed                                                  (2,817)                        (4,322)
Notes issued for consideration                                                          0                          (964)
                                                                                    -----                          -----
Cash paid for acquisitions                                                         $1,915                           $952
Less cash acquired                                                                    (81)                          (133)
                                                                                    -----                          -----
Net cash paid for acquisitions                                                     $1,834                           $819
                                                                                    =====                          =====
Interest paid                                                                        $667                           $239
                                                                                    =====                          =====
Taxes paid                                                                           $182                           $567
                                                                                    =====                          =====

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

Certain fiscal 1999 amounts have been reclassified to conform to the current year presentation.

2     INVENTORY

Inventories consist of the following (in thousands):

                                               March 31, 2000     June 30, 1999
                                               --------------     -------------

Finished goods and goods for resale                    $7,904            $7,348
Less: Allowance for inventory obsolescence                (84)             (116)
                                                        -----             -----
                                                       $7,820            $7,232
                                                       ======            ======


A roll forward of allowance for obsolescence is as follows (in thousands):

                                               March 31, 2000     June 30, 1999
                                               --------------     -------------

Balance at beginning of period                           $116                $9
Foreign currency translation adjustment                     2                 -
Provision for obsolescence                                234               602
Amounts written off                                      (268)             (495)
                                                         ----              ----
Balance at end of period                                  $84              $116
                                                          ===              ====


3     PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                               March 31, 2000     June 30, 1999
                                               --------------     -------------

Buildings and leasehold improvements                   $2,797                $-
Furniture, fixtures and equipment                       1,521               994
Vehicles and other                                        453               416
                                                        -----             -----
                                                        4,771             1,410
Less: accumulated depreciation                         (1,052)             (798)
                                                        -----             -----
                                                       $3,719              $612
                                                       ======             =====

                          EUROPEAN MICRO HOLDINGS, INC.

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


3     PROPERTY AND EQUIPMENT  (CONTINUED)

On July 16, 1999, European Micro Plc, a wholly-owned subsidiary of the Company ("EUROPEAN MICRO UK"), purchased the office building in which it had previously leased space for a purchase price of 1,705,000 pounds sterling ($2,709,000 at exchange rate on March 31, 2000). The purchase price was financed in part by a loan in the amount of 1,312,000 pounds sterling ($2,085,000 at exchange rate on March 31, 2000). This loan calls for monthly payments of principal and interest in the amount of 15,588 pounds sterling ($24,768 at March 31, 2000) and matures in July 2009. The mortgage loan note bears interest at a fixed rate of 7.598%.

Depreciation expense was $315,000 and $243,000 for the periods ended March 31, 2000 and March 31, 1999, respectively.

4     GOODWILL

On October 26, 1998, European Micro UK acquired all of the outstanding shares of capital stock of Sunbelt (UK) Limited ("SUNBELT"). The Sunbelt purchase price (to be settled in pounds sterling) is comprised of a guaranteed portion and two contingent earn-out payments. The guaranteed portion of the purchase price, which was based upon Sunbelt's net book value at closing and a multiple of its fiscal year 1998 pre-tax earnings, was 940,000 pounds sterling (approximately $1,493,000 at exchange rate on March 31, 2000). Of this guaranteed amount, approximately 360,000 pounds sterling was paid in cash at closing. The unpaid balance of the guaranteed consideration includes a note payable to the former 40% Sunbelt shareholder in the amount of 240,163 pounds sterling ($381,000 at exchange rate on March 31, 2000) to be repaid in November 2005, subject to early repayment at the option of the note holder at any time after June 1, 1999. Such note payable is secured by a cash account of equal amount at March 31, 2000. The note payable and the cash balances are reflected on the accompanying consolidated condensed balance sheet at March 31, 2000, in accrued expenses and other current liabilities and restricted cash, respectively. The Company has the option of paying future amounts due to the former Sunbelt shareholders in common stock of European Micro Holdings, Inc. If the Company elects to pay any portion of the purchase price in shares of the Company's common stock, then Sunbelt's shareholders have fifteen days to make arrangements to sell such shares over the next forty trading days. If the sale of such shares results in net proceeds of less than the purchase price, then the Company will pay the difference in cash to Sunbelt's shareholders. The Company also entered into employment agreements with the two former shareholders of Sunbelt. The Company discontinued Sunbelt's Nova line of products effective January 31, 2000. With the closure of the Nova line of products, the employment agreement with one of the former shareholders was terminated.

During November 1999, purchase accounting adjustments were made to the calculation of the guaranteed portion and the two contingent earn-out amounts. These adjustments were derived from the recalculation of fiscal year 1998 pretax earnings of Sunbelt resulting in a reduction of 166,000 pounds sterling ($264,000 at exchange rate on March 31, 2000) to goodwill. The portion of the guaranteed consideration due at the end of the first contingent earn-out period which ran from November 1, 1998 to October 31, 1999, was paid in November 1999 in the amount of 53,708 pounds sterling ($85,336 at exchange rate on March 31, 2000). Also, the portion of the first contingent earn-out payment related to employee retention and the volume of purchases from the Far East, was paid in November 1999 in the amount of 190,820 pounds sterling ($303,194 at exchange rate on March 31, 2000).

The unpaid balance of the guaranteed purchase price of 152,656 pounds sterling ($242,555 at exchange rate on March 31, 2000) is reflected in goodwill, net and accrued expenses and other current liabilities on the accompanying consolidated condensed balance sheet at March 31, 2000. The second contingent earn-out payment has not been recognized in the accompanying consolidated condensed financial statements as the payment of such amounts are not, in the opinion of management, determinable beyond a reasonable doubt.

On November 12, 1998, European Micro UK acquired the assets of H&B Trading International BV ("H&B"). The acquisition of H&B was accounted for as a purchase. The base purchase price, subject to adjustment, of approximately 125,000 Dutch guilders ($54,000 at exchange rate on March 31, 2000) exceeded the estimated value of net assets acquired by approximately 85,000 Dutch guilders ($37,000 at exchange rate on March 31, 2000), which is being amortized on a straight-line basis over 20 years. If certain financial performance criteria are met for the fiscal year ended June 30, 2000, additional consideration of approximately 75,000 Dutch guilders ($32,000 at exchange rate on March 31, 2000) will be paid. The financial criteria for the period ended June 30, 1999 was not met, therefore, the additional consideration was not accrued or paid. The year 2000 contingent consideration has not been reflected in the accompanying consolidated condensed financial statements as the calculation of such amounts are not determinable at this point in time. The results of operations of H&B have been included in the accompanying financial statements from the date of acquisition.

The Company acquired American Surgical Supply Corp. of Florida d/b/a/ American Micro Computer Center ("AMCC"), in a merger on July 1, 1999. The transaction was structured as a merger of AMCC with and into the newly formed, wholly owned subsidiary of the Company. Upon consummation of the merger, the subsidiary's name was changed to American Micro Computer Center, Inc. ("AMERICAN MICRO"). The purchase price for AMCC was equal to $1,131,000, plus an earn-out amount payable in cash or shares of the Company's common stock (at the Company's discretion) equal to two times the after-tax earnings of American Micro in calendar year
1999 and two times the after-tax earnings of American Micro in calendar year 2000. The portion of the purchase price paid at closing was funded through the Company's working capital. In addition, the Company assumed all outstanding indebtedness of AMCC, including a shareholder loan in the approximate amount of $289,000. This loan was owed to the father of John B. Gallagher, the Company's Co-President, Co-Chairman and significant shareholder. This note was repaid in full in November 1999. If the Company elects to pay any portion of the purchase price in shares of the Company's common stock, then AMCC's shareholders have fifteen days to make arrangements to sell such shares over the next forty trading days. If the sale of such shares results in net proceeds of less than the purchase price, then the Company will pay the difference in cash to AMCC's shareholders.

The acquisition of AMCC was accounted for as a purchase. The base purchase price, inclusive of transaction costs, of approximately $1,301,000 exceeded the estimated fair market value of net assets acquired by approximately $804,000, which constitutes goodwill and which is being amortized on a straight-line basis over 20 years. The results of operations of American Micro, since acquisition, have been included in the accompanying consolidated financial statements. The contingent earn-out payment relating to two times the after tax earnings for calendar year 1999 of $601,044 (2 x $300,522) was paid in March 2000 and is reflected in goodwill, net. The contingent earn-out payment relating to two times the after tax earnings for calendar year 2000 has not been recognized in the accompanying consolidated condensed financial statements as the calculation of such amounts are not determinable at this point in time. Purchase accounting adjustments have not been finalized.

The following summarized unaudited pro forma financial information assumes the acquisitions of Sunbelt and AMCC occurred on July 1, 1998 (in thousands, except share data):

                                   NINE MONTHS
                               ENDED MARCH 31, 1999
                               --------------------

Total net sales                    $122,515
Net income                             $813
Earnings per share:
   Basic                              $0.16
   Diluted                            $0.16

The pro forma financial information is based on certain assumptions and estimates, and do not reflect any benefits from economies which might be achieved from the combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future operations.

                          EUROPEAN MICRO HOLDINGS, INC.

           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


4     GOODWILL  (CONTINUED)

A roll forward of goodwill is as follows (in thousands):

                                             March 31, 2000
                                             --------------

Balance at beginning of period (7/1/99)              $1,675
Foreign currency translation                              5
Purchase accounting adjustments                        (264)
Additions                                             1,418
Amortization                                           (120)
                                                      -----
Balance at end of period (3/31/00)                   $2,714
                                                     ======


5     SHORT-TERM BORROWINGS

Short-term borrowings consists of the following (in thousands):

                                      March 31, 2000     June 30, 1999
                                      --------------     -------------

Bank lines of credit:
    European Micro UK facility                $    -            $1,581
    Nor'Easter Micro facility                    600                 -
    American Micro facility                    1,249                 -
                                               -----             -----
Total bank lines of credit                     1,849             1,581
Receivable financing                           4,768             7,033
Other short-term borrowings                      677                 -
                                               -----             -----
Total short-term borrowings                   $7,294            $8,614
                                              ======            ======


European Micro UK has a bank line of credit (the "EUROPEAN MICRO UK Facility") which is secured by a mortgage debenture on all the assets of European Micro UK and is subordinate to the receivable financing and the capital leases. The European Micro UK Facility is subject to review in July each year and has been renewed to July 2000. This facility has total availability to the Company at March 31, 2000 of 1.2 million pounds sterling ($1.9 million at March 31, 2000). Interest is charged on the bank line of credit at 1.25% over the bank borrowing rate of 6% at March 31, 2000 and 5% at June 30, 1999.

The Company also obtained two lines of credit on October 28, 1999, to finance operations based in the United States. American Micro and Nor'Easter each obtained a line of credit, secured by accounts receivable and inventory. Amounts available under each of the line of credit agreements are based upon eligible accounts receivable and inventory, up to a maximum borrowing amount of $1.5 million for each agreement. Each of these lines of credit matures on October 28, 2000, and each bears interest at 0.5% over the bank borrowing rate of 9.0% at March 31, 2000. As partial security for these loans, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. In the event the Company defaults on one or more of these loans, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in the Company because Messrs. Gallagher and Shields together own 71% of the Company's outstanding common stock. The lines of credit agreements include certain financial and non-financial covenants and restrictions. The agreements also contain a provision whereby the lender can declare a default based on subjective criteria. As of March 31, 2000, the Company was not in compliance with certain of the financial covenants in the agreements. Given the Company's current and expected operating results, it is likely that the Company will remain out of

                          EUROPEAN MICRO HOLDINGS, INC.

           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


5     SHORT-TERM BORROWINGS (CONTINUED)

compliance with such covenant requirements. As a result, the Company is in discussion with the lender to amend the agreements and to adjust the financial covenant requirements. There can be no assurances that the Company will be successful in these negotiations.

Receivable financing represents borrowings of European Micro UK secured by various trade receivables totaling $5.6 million at March 31, 2000 and $8.3 million at June 30, 1999. Trade receivables can be financed up to the lower of 85% of the value of the trade receivables balance or 6.2 million pounds sterling at March 31, 2000 ($9.9 million at March 31, 2000). The trade receivable financing increased from a maximum of 5.5 million pounds sterling at June 30, 1999 ($8.7 million at June 30, 1999). This facility can be terminated by either party giving three months' notice. The finance company which provides the receivable financing facility has full recourse to European Micro UK with respect to any doubtful or unrecovered amounts. Interest is charged on the receivable financing balance at 1.25% above the bank borrowing rate of 6% at March 31, 2000, and 5% at June 30, 1999.

European Micro UK also had a revolving credit agreement, secured against inventory. The facility allowed European Micro UK to borrow up to 3.5 million pounds sterling ($5.6 million at March 31, 2000) to assist in the purchase of inventory. To date, no borrowings have been drawn down on this line. This revolving credit agreement has expired and European Micro UK is negotiating to renew the facility.

Other short-term borrowings represent various notes payable of American Micro. The maturity dates of the notes range from on demand to June 30, 2000. The interest rates range from 10.5% to 12%.

6     LONG-TERM BORROWINGS

Long-term borrowings consists of the following (in thousands):

                                      March 31, 2000     June 30, 1999
                                      --------------     -------------

Mortgage loan note                            $2,007                $-
Term loan                                      1,250                 -
Other long-term borrowings                        69                23
                                              ------               ---
                                              $3,326               $23
Less current maturities of long-term
borrowings                                    (1,591)                -
                                              ------               ---
Total long-term borrowings                    $1,735               $23
                                              ======               ===



The mortgage loan note is secured by a mortgage on the office building of European Micro UK. The note calls for monthly payments of principal and interest in the amount of 15,588 pounds sterling ($24,768 at March 31, 2000) and matures in July 2009. The mortgage loan note bears interest at a fixed rate of 7.598%. The mortgage loan note includes certain financial and non-financial covenants and restrictions. The agreement also contains a provision whereby the lender can declare a default based on subjective criteria. The financial covenants are measured using the financial results of European Micro UK as of each fiscal year end. Given European Micro UK's current and expected operating results, it is likely that European Micro UK will be out of compliance with one of the covenant requirements at June 30, 2000. The Company is evaluating options to address this expected instance of non-compliance. See "Note 11 to the Consolidated Condensed Financial Statements."

                          EUROPEAN MICRO HOLDINGS, INC.

           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


6     LONG-TERM BORROWINGS (CONTINUED)

The term loan was obtained on October 28, 1999, in the amount of $1,500,000. The term loan is to be repaid with quarterly payments of $125,000 over three years. The term loan bears interest at the one-month LIBOR plus two and one-quarter percentage points (2.25%). One-month LIBOR at March 31, 2000 was 6.1288%. The term loan is secured by substantially all of the assets of the Company. As partial security for this loan, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. In the event the Company defaults on this loan, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in the Company because Messrs. Gallagher and Shields together own 71% of the Company's outstanding common stock.

The term loan agreement is with the same lender as the Nor'Easter Micro and American Micro line of credit facilities discussed in Note 5. Further, the term loan credit agreement contains similar loan covenant requirements. As such, the Company was not in compliance with such covenants for the March 31, 2000 reporting period. The Company has not received a waiver of the non-compliance with the financial covenants, therefore the total amount outstanding under the term loan agreement is reflected in current maturities of long term debt at March 31, 2000. The agreement also contains a provision whereby the lender can declare a default based on subjective criteria. The Company is in discussion with the lender to amend the agreements and adjust the financial covenant requirements. There can be no assurances that the Company will be successful in these negotiations.

In conjunction with the purchase of AMCC, the Company assumed a note payable to John P. Gallagher, the father of John B. Gallagher, who is a significant shareholder, co-chairman, and co-president of the Company. This note was paid in full during November 1999.

7     EARNINGS PER SHARE

The calculation of earnings per share are detailed in the table below:

                                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                           MARCH 31,                    MARCH 31,
                                                                 -----------------------------------------------------------
                                                                         2000           1999            2000          1999
                                                                         ----           ----            ----          ----
EARNINGS (LOSS)
Net income (in thousands)                                             $(1,308)            $22        $(1,090)          $768
                                                                    ---------      ---------      ---------      ---------
WEIGHTED AVERAGE NUMBER OF SHARES
Outstanding common stock during the period                          4,933,900      4,933,900      4,933,900      4,933,900
Contingently issuable shares                                           24,392         42,983         74,504         20,206
                                                                    ---------      ---------      ---------      ---------
BASIC WEIGHTED AVERAGE NUMBER OF SHARES                             4,958,292      4,976,883      5,008,404      4,954,106
Effect of dilutive stock options and other contingent shares                -         43,670              -         24,206
                                                                    ---------      ---------      ---------      ---------
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES                           4,958,292      5,020,553      5,008,404      4,978,312
                                                                    =========      =========      =========      =========

Basic earnings (loss) per share                                       $(0.26)          $0.00        $(0.22)          $0.15
                                                                    =========      =========      =========      =========
Diluted earnings (loss) per share                                     $(0.26)          $0.00        $(0.22)          $0.15
                                                                    =========      =========      =========      =========

                          EUROPEAN MICRO HOLDINGS, INC.

           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


7     EARNINGS PER SHARE (CONTINUED)

During the three-month period ended March 31, 2000, the Company issued options to purchase up to 10,000 shares of Common Stock at exercise prices ranging from $9.00 to $9.25 per share. The above dilutive earnings per share calculations for the three-month and nine-month periods ended March 31, 2000, exclude the effect of options to purchase 329,000 shares of common stock at exercise prices ranging from $10.00 to $12.00 per share, due to the fact they were anti-dilutive (i.e., the exercise price was greater than the average market price for the respective periods). The above dilutive earnings per share calculations for the three-month and nine-month periods ended March 31, 1999, exclude the effect of options to purchase 20,000 shares of common stock at an exercise price of $11.00 per share, due to the fact they were anti-dilutive. Also see "Note 4 (Goodwill) to the Consolidated Condensed Financial Statements" related to contingently issuable shares related to acquisitions. However, the effect of contingent shares related to the payment due after the first contingent earn-out period of the Sunbelt acquisition has not been included in the three month period ended March 31, 2000, as such payment was paid in cash in November 1999. Also the effect of the contingent shares related to the second contingent earn-out of the Sunbelt acquisition are not included, as the conditions necessary for such contingent shares to be issued have not been met as of March 31, 2000. However, the effect of contingent shares related to the guaranteed earn-out amount payable after the second contingent earn-out period is included. The effect of contingent shares related to the first earn-out of American Micro is not included in the three-month period ended March 31, 2000, as such payment was paid in cash in March 2000. The effect of contingent shares related to the second earn-out of American Micro is not included. The second earn-out of American Micro is based on two times the after-tax earnings of American Micro for calendar year 2000. As such, the calculation of the amount of such contingent shares to be issued is not determinable.

8     RELATED PARTY TRANSACTIONS

Until July 1, 1999, European Micro Holdings, Inc. belonged to a group of related companies (the "GROUP"). The Group was comprised of Technology
Express, Inc. located in Nashville,  Tennessee  ("TECHNOLOGY  EXPRESS"),  and,
until July 1, 1999,  AMCC which was  purchased  by  European  Micro  Holdings,
Inc. See "Note 4 (Goodwill) to the Consolidated Condensed Financial Statements." Technology Express is owned and controlled by Harry D. Shields, who is Co-President and Co-Chairman of the Company. Prior to its acquisition on July 1, 1999, AMCC was controlled by John B. Gallagher, who is a Co-President and Co-Chairman of the Company.

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

Related party transactions are summarized as follows (in thousands):

                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                        MARCH 31,                MARCH 31,
                               -------------------------------------------------
                                      2000         1999        2000        1999
                                      ----         ----        ----        ----
 SALES TO:
 AMCC                                  N/A       $4,107         N/A      $4,508
 Technology Express                   $437        3,089      $2,350       5,275
                                    ------        -----      ------      ------
                                      $437       $7,196      $2,350      $9,783
                                    ======        =====      ======      ======
 PURCHASES FROM:
 AMCC                                  N/A         $790         N/A        $920
 Technology Express                 $1,407        1,712      $3,131      15,264
                                    ------        -----      ------      ------
                                    $1,407       $2,502      $3,131     $16,184
                                    ======        =====      ======      ======

                          EUROPEAN MICRO HOLDINGS, INC.

           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


8     RELATED PARTY TRANSACTIONS (CONTINUED)

Due from related parties was comprised of the following balances (in thousands):

                                 MARCH 31, 2000     JUNE 30, 1999
                                 --------------     -------------

 AMCC                                       N/A              $974
 Technology Express                         $47               154
                                            ---               ---
                                            $47            $1,128
                                            ===            ======

Due to related parties was comprised of the following balances (in thousands):

                                 MARCH 31, 2000     JUNE 30, 1999
                                 --------------     -------------

 AMCC                                       N/A                $3
 Technology Express                          $4               630
                                             --               ---
                                             $4              $633
                                             ==              ====


The entities listed above are related to the Company in the following manner:

AMCC

AMCC is a distributor of computer hardware based in Miami, Florida. John B. Gallagher, who is Co-Chairman, Co-President, a Director and shareholder (owning 39% of the outstanding shares) of European Micro Holdings, Inc., was until July 1, 1999, the president of AMCC and owned 50% of the outstanding shares of capital stock in that company. See "Note 4 (Goodwill) to the Consolidated Condensed Financial Statements" regarding the acquisition of AMCC. Frank Cruz, who is Chief Operating Officer of European Micro Holdings, Inc., has been an employee of AMCC since 1994.

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

                          EUROPEAN MICRO HOLDINGS, INC.

           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


9     BUSINESS TO BUSINESS ELECTRONIC COMMERCE STRATEGY

The Company has initiated a business to business electronic commerce strategy, which is focused on creating a global, value-added, information technology equipment and service trading community. The company has hired Cap Gemini, a leading European management consultancy and information technology services firm, to assist it in the implementation of this plan. The Company has incurred the sum of 229,212 pounds sterling ($364,195 at exchange rate on March 31,
2000), related to the feasibility studies and business process design. This amount is reflected in selling, general and administrative expenses on the accompanying consolidated condensed Statement of Operations for the three and nine months ended March 31, 2000 and 1999. The Company has capitalized the sum of 48,809 pounds sterling ($77,553 at exchange rate on March 31, 2000), related to the actual software development. This amount is reflected in property and equipment, net on the accompanying consolidated condensed balance sheet at March 31, 2000. During May 2000, the Company temporarily halted the ongoing development being performed by Cap Gemini until specific funding is obtained to complete the project.

10    CONTINGENCIES

European Micro UK and the Company have each demanded payment from Big Blue Europe, a 50% owned joint venture in which the Company has a capital investment at March 31, 2000 of $143,000, for their loans made in the amounts of $150,000 and $350,000, respectively. Big Blue Europe is currently under a court order prohibiting payment of these amounts. The 50% shareholders of Big Blue Europe, its principals, Jeff and Marie Alnwick, and Big Blue Europe, derivatively, have filed a lawsuit against the Company, European Micro UK, John B. Gallagher and Harry D. Shields alleging fraud, aiding and abetting fraud, misappropriation of trade secrets, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract and tortious interference with contract. The complaint states that the plaintiffs seek $10 million or more in damages. The suit was filed in the United States District Court of the Eastern District of New York, Case # 99 CV 7380 (E.D.N.Y.) (ADS). The factual allegations underlying the lawsuit stem from European Micro UK's joint venture interest in Big Blue Europe. The Company has a pending motion to dismiss the complaint and has requested the New York court to refer the case to the courts of Holland upon the doctrine of FORUM NON CONVENIENS. The Company believes that the allegations specified in the complaint are without merit and intends to vigorously defend the suit. As a consequence of some of the allegations in such complaint, Messrs. Gallagher and Shields and European Micro UK have filed an action in the United Kingdom for defamation against the Alnwicks and others. For the three and nine months ended March 31, 2000, the Company has incurred $331,000 and $537,000 of legal expenses, respectively, related to such lawsuit.

11    LIQUIDITY

The Company has suffered losses in the current quarter and is out of compliance with loan covenants of certain of its debt agreements. In addition, certain other loan agreements contain contractual provisions which allow the lender to accelerate the maturity of such borrowings. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The Company is in discussion with the lender to amend the agreements and to adjust the financial covenant requirements of the loan agreements. The Company has delayed the business to business electronic commerce strategy (as discussed in Note 9 to the Consolidated Condensed Financial Statements) until specific funding is available. Currently, the Company is pursuing specific funding for the business to business electronic commerce strategy through the venture capital markets in the United States and United Kingdom. Additionally, the Company is taking steps to reduce the average level of inventory, thus reducing its dependence on debt financing.

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

OVERVIEW

The Company is an independent distributor of microcomputer products, including personal computers, memory modules, disc drives and networking products, to customers mainly in Western Europe and to customers and to a related party in the United States. The Company's customers consist of more than 680 value-added resellers, corporate resellers, retailers, direct marketers and distributors. The Company does not sell to end-users. Substantially all of the products sold by the Company are manufactured by well-recognized manufacturers such as IBM, Compaq and Hewlett-Packard, although the Company generally does not obtain its inventory directly from such manufacturers. The Company monitors the geographic pricing strategies related to such products, currency fluctuations and product availability in order to obtain inventory at favorable prices from other distributors, resellers and wholesalers.

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

The Company has initiated a business to business electronic commerce strategy, which is focused on creating a global, value-added, information technology equipment and service trading community. The Company has hired Cap Gemini, a leading European management consultancy and information technology services firm, to assist it in the implementation of this plan. The Company has accrued the sum of 229,212 pounds sterling ($364,195 at exchange rate on March 31, 2000), related to the feasibility studies and business process design. This amount is reflected in selling, general and administrative expenses on the accompanying consolidated condensed Statement of Operations for the three and nine months ended March 31, 2000 and 1999. The Company has capitalized the sum of 48,809 pounds sterling ($77,553 at exchange rate on March 31, 20000, related to the actual software development. This amount is reflected in property and equipment, net on the accompanying consolidated condensed balance sheet at March 31, 2000. During May 2000, the Company suspended the ongoing development being performed by Cap Gemini until specific funding is obtained to complete the project.

                          EUROPEAN MICRO HOLDINGS, INC.

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

European Micro UK is the parent of European Micro GmbH ("EUROPEAN MICRO GERMANY"), Sunbelt and European Micro B.V. ("EUROPEAN MICRO HOLLAND") and has a 50% joint venture interest in Big Blue Europe, B.V. ("BIG BLUE EUROPE"). European Micro Germany was organized under the laws of Germany in 1993 and operates as a sales office in Dusseldorf, Germany. All products sold by European Micro Germany are procured and shipped from the facilities of European Micro UK. Sunbelt is a company registered in England and Wales, which was established in 1992 and is based in Wimbledon, England. Sunbelt operated as a distributor of microcomputer products to dealers, value-added resellers and mass merchants throughout Western Europe. Except for the distribution of its Nova brand products, Sunbelt's distribution operations were integrated with and into the operations of European Micro UK. Sunbelt discontinued the Nova product line effective January 31, 2000. European Micro Holland was formed in 1995 and acquired the assets of H&B. European Micro UK acquired these assets on November 12, 1998. Big Blue Europe was organized under the laws of Holland in January 1997 and is a computer parts distributor with offices located near Amsterdam, Holland. Big Blue Europe has no affiliation with International Business Machines Corporation.

European Micro Holding's headquarters are located at 6073 N.W. 167th Street, Unit C-25, Miami, Florida 33015, and its telephone number is (305) 825-2458.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in the Company's Consolidated Condensed Statements of Operations:

                                              PERCENTAGE OF NET SALES

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           MARCH 31,                          MARCH 31,

                                                        2000            1999               2000            1999
                                                        ----            ----               ----            ----

Net sales to third parties                             98.2%           81.3%              97.4%             89.9%
Net sales to related parties                            1.8%           18.7%               2.6%             10.1%
                                                      -----           -----              -----             -----
Total net sales                                       100.0%          100.0%             100.0%            100.0%
                                                      -----           -----              -----             -----
Cost of goods sold to third parties                   (90.6%)         (73.8%)            (87.4%)           (81.6%)
Cost of goods sold to related parties                  (1.8%)         (18.6%)             (2.5%)           (10.0%)
                                                      -----           -----              -----             -----
Total cost of goods sold                              (92.4%)         (92.4%)            (89.9%)           (91.6%)
                                                      -----           -----              -----             -----
Gross profit                                            7.6%            7.6%              10.1%              8.4%
Total operating expenses                              (13.6%)          (7.3%)            (10.6%)            (6.9%)
                                                      -----           -----              -----             -----
Income (loss) from operations                          (6.0%)           0.3%              (0.5%)             1.5%


                          EUROPEAN MICRO HOLDINGS, INC.


Interest income                                         0.0%            0.1%               0.1%              0.1%
Interest expense                                       (0.6%)          (0.3%)             (0.8%)            (0.2%)
Equity in net income (loss) of unconsolidated
subsidiary                                             (0.0%)           0.0%               0.0%             (0.1%)
                                                      -----           -----              -----             -----
Income (loss) before income taxes                      (6.6%)           0.1%              (1.2%)             1.3%
Income tax expense (benefit)                           (1.2%)           0.0%              (0.0%)             0.5%
                                                      -----           -----              -----             -----
Net income (loss)                                      (5.4%)           0.1%              (1.2%)             0.8%
                                                      =====           =====              =====             =====


THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

TOTAL NET SALES. Total net sales decreased $14.1 million, or 36.7%, from $38.5 million in the three-month period ended March 31, 1999 to $24.4 million in the comparable period in 2000. Excluding net sales to related parties, net sales decreased $7.4 million, or 23.5%, from $31.3 million in the three-month period ended March 31, 1999 to $23.9 million in the comparable period in 2000. This decrease was attributable to a reduction of $5.3 million in the Premier Dealers Club, a reduction of $300,000 from Sunbelt's Nova line of products, a reduction of $9.6 million from European Micro UK's trading sales (excluding Sunbelt's trading sales) and a reduction of $2.1 million in Nor'Easter's sales. This decrease was partially offset by the addition of Sunbelt's trading sales (accounting for approximately $2.2 million), the addition of Colchester's sales (accounting for approximately $2.7 million) and the addition of American Micro's sales (accounting for approximately $5.0 million)

Net sales to related parties decreased $6.8 million, or 93.9%, in the three-month period ended March 31, 2000 from the comparable period in 1999. This decrease is attributable to the acquisition of AMCC on July 1, 1999, and therefore, net sales to American Micro are excluded from net sales to related party. Also, sales to Technology Express have decreased as product availability decreased. Until July 1, 1999, the related parties consisted of a group of entities in which an ownership interest was held by either of the two primary shareholders of the Company, John B. Gallagher or Harry D. Shields. See "Note 8 (Related party transactions) to the Consolidated Condensed Financial Statements." Since the acquisition of AMCC, the sole related party is Technology Express, Inc. In order to facilitate fast and efficient international transactions, the Company expects to continue to act as a supplier for and purchaser from Technology Express. Prices for purchases from and sales to Technology Express are expected to remain at one percent over cost but exceptions may be made in times of short supply, to cover assembly costs and to reward one another for exceptional low cost purchases. The Company believes that its reliance on related party purchases and sales will continue to decline, although the Company's sales will be lower in future periods if the Company is unable to sell product to Technology Express as it has historically done. Likewise, the Company's profitability may be lower in future periods if it is unable to purchase products from Technology Express because the Company may not be able to obtain such product from other sources or if available, on as favorable terms.

There can be no assurance that the Company will be able to maintain the level of sales achieved in this period or past periods because of seasonal variations in the demand for the products and services offered by the Company, the introduction of new hardware and software technologies and products offering improved features and functionality, the introduction of new products and services by the Company and its competitors, the loss or consolidation of a significant supplier or customer, changes in the level of operating expenses, inventory adjustments, product supply constraints and competitive conditions, including pricing, interest rate fluctuations, the impact of acquisitions, currency fluctuations and general economic conditions.

GROSS PROFIT. Gross profit decreased $1.1 million, or 36.7%, from $2.9 million in the three-month period ended March 31, 1999 to $1.8 million in the comparable period in 2000. Gross profit excluding related party transactions decreased $1.0 million, or 35.2%, from $2.9 million in the three-month period ended March 31, 1999 to $1.9 million the comparable period in 2000. This decrease is primarily due to a decrease at European Micro UK of $1.6 million and a decrease at Nor'Easter of $200,000. This decrease was partially offset by the addition of Colchester with $220,000 in gross profit and the addition of American Micro with $575,000 in gross profit.

Gross profit attributable to related party sales was $(12,000) in the three-month period ended March 31, 2000. This represents a gross margin of approximately (2.7%). Gross profit included a sale to Technology Express of product at a price below cost. As discussed above, the mark-up on sales to related parties is typically

                          EUROPEAN MICRO HOLDINGS, INC.

one percent over cost. Therefore, the gross profit on sales to third parties is typically higher than the gross profit earned on sales to related parties.

Gross margins remained constant at 7.6% in the three-month period ended March 31, 1999 and in the comparable period in 2000. Excluding related party transactions, gross margin decreased from 9.2% in the three-month period ended March 31, 1999 to 7.7% in the comparable period in 2000. This decrease is related to a reduction in demand and price competition related to the slowdown.

Foreign exchange gains and losses, net, changed from a loss of $354,000 in the three-month period ended March 31, 1999 to a loss of $144,000 in the comparable period in 2000. This favorable movement was attributable to the weakening of the U.K. pound sterling relative to the Euro and the strengthening of the U.K. pound sterling against the U.S. dollar.

OPERATING EXPENSES. Operating expenses as a percentage of total net sales increased from 7.4% in the three-month period ended March 31, 1999 to 13.6% in the comparable period in 2000. This increased percentage was the result of increases in operating expenses, primarily caused by $331,000 of legal expenses incurred by the Company in connection with the Big Blue lawsuit and $364,000 of expenses incurred with the feasibility studies and business process design for the Company's business to business electronic commerce project. Helping to offset the increase in operating expenses was a decrease in commissions and bonus payments to employees, which are tied to the Company's gross profit and gross margin.

INTEREST EXPENSE. Interest expense increased by $53,000 from $95,000 in three-month period ended March 31, 1999 to $148,000 in the comparable period in 2000. This was attributable to increased borrowings during the period because of increased average accounts receivable and inventory balances, the purchase of the office building and the acquisitions of Sunbelt and AMCC.

INCOME TAXES. Income taxes as a percentage of income (loss) before income taxes decreased from 4.3% in the three-month period ended March 31, 1999 to an income tax benefit of 22% in the comparable period in 2000. For the period ended March 31, 1999, the Company had accrued a tax benefit based on the estimate that the Company would have consolidated U.S. taxable income for fiscal 1999. However, for the fiscal year ended June 30, 1999, the Company had a U.S. consolidated loss. The Company has not accrued a tax benefit for the U.S. operating losses in the three-month period ended March 31, 2000. For the three-month period ended March 31, 2000, European Micro UK incurred a loss from operations and therefore accrued a tax benefit in the three-month period based on previous operating profits.

INTEREST IN JOINT VENTURE. The Company's share of income (loss) from Big Blue decreased from income of $2,000 in the three-month period ended March 31, 1999 to a loss of $(3,000) in the comparable period in 2000.

NINE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

TOTAL NET SALES. Total net sales decreased $5.1 million, or 5.3%, from $96.8 million in the nine-month period ended March 31, 1999 to $91.7 million in the comparable period in 2000. Excluding net sales to related parties, net sales increased $2.3 million, or 2.7%, from $87 million in the nine-month period ended March 31, 1999 to $89.3 million in the comparable period in 2000. This increase was attributable to the addition of Sunbelt's trading sales (accounting for approximately $5.4 million), the addition of Colchester's sales (accounting for approximately $6.1 million) and the addition of American Micro's sales (accounting for approximately $14.4 million). This increase was partially offset by a reduction of $18.6 million in European Micro UK's trading sales (excluding Sunbelt's trading sales), a decrease in the Premier Dealers Club (accounting for approximately $5.4 million) and a reduction of $4.2 million in Nor'Easter's sales.

Net sales to related parties decreased $7.4 million, or 76.0%, in the nine-month period ended March 31, 1999 from the comparable period in 1999. This decrease is attributable to the acquisition of AMCC on July 1, 1999, and therefore, net sales to American Micro are excluded from net sales to related party. Also, sales to Technology Express have decrease as product availability decreased. Until July 1, 1999, the related parties consisted of a group of entities in which an ownership interest was held by either of the two primary shareholders of the Company, John B. Gallagher or Harry D. Shields. See "Note 8 (Related party transactions) to the Consolidated Condensed Financial Statements."

There can be no assurance that the Company will be able to maintain the level of sales achieved in this period or past periods because of seasonal variations in the demand for the products and services offered by the Company, the introduction of new hardware and software technologies and products offering improved features and functionality, the introduction of new products and

                          EUROPEAN MICRO HOLDINGS, INC.

services by the Company and its competitors, the loss or consolidation of a significant supplier or customer, changes in the level of operating expenses, inventory adjustments, product supply constraints and competitive conditions, including pricing, interest rate fluctuations, the impact of acquisitions, currency fluctuations and general economic conditions.

GROSS PROFIT. Gross profit increased $1.1 million, or 13.8%, from $8.1 million in the nine-month period ended March 31, 1999 to $9.2 million in the comparable period in 2000. Gross profit excluding related party transactions increased $1.1 million, or 14.3%, from $8.1 million in the nine-month period ended March 31, 1999 to $9.2 million the comparable period in 2000. This increase is primarily due to the addition of Colchester with $400,000 in gross profit, the addition of American Micro with $1.6 million in gross profit and a decrease at European Micro UK of $900,000.

Gross profit attributable to related party sales was $38,000 in the nine-month period ended March 31, 2000. This represents a gross margin of approximately 1.6%. As discussed above, the mark-up on sales to related parties is typically one percent over cost. Therefore, the gross profit on sales to third parties is typically higher than the gross profit earned on sales to related parties.

Gross margins increased by 170 basis points from 8.4% in the nine-month period ended March 31, 1999 to 10.1% in the comparable period in 2000. Excluding related party transactions, gross margin increased from 9.3% in the nine-month period ended March 31, 1999 to 10.3% in the comparable period in 2000. This change is related to the shortage of memory products in the quarter ended December 31, 1999, resulting in higher selling prices and gross margin. However, the increase was partially offset by lower selling prices and gross margin on most products in the quarter ended March 31, 2000.

Foreign exchange gains and losses, net, changed from a loss of $538,000 in the nine-month period ended March 31, 1999 to a loss of $226,000 in the comparable period in 2000. This favorable movement was attributable to the weakening of the U.K. pound sterling relative to the Euro and the strengthening of the U.K. pound sterling against the U.S. dollar.

OPERATING EXPENSES. Operating expenses as a percentage of total net sales increased from 6.9% in the nine-month period ended March 31, 1999 to 10.6% in the comparable period in 2000. This increased percentage was the result of increases in operating expenses, primarily caused by $537,000 of legal expenses incurred by the Company in connection with the Big Blue lawsuit and $364,000 of expenses incurred with the feasibility studies and business process design for the Company's business to business electronic commerce project. Moreover, American Micro's operating expenses, which were included in the Company's consolidated financial statements for period ended March 2000 had a higher level of operating expenses relative to sales than that of the Company.

INTEREST EXPENSE. Interest expense increased by $461,000 from $215,000 in nine-month period ended March 31, 1999 to $676,000 in the comparable period in 2000. This was attributable to increased borrowings during the period because of increased average accounts receivable and inventory balances, the purchase of the office building and the acquisitions of Sunbelt and AMCC.

INCOME TAXES. Income taxes as a percentage of income (loss) before income taxes decreased from 38% in the nine-month period ended March 31, 1999 to an income tax benefit of less than 1% in the comparable period in 2000. For the period ended March 31, 1999, the Company had accrued a tax benefit based on the estimate that the Company would have consolidated U.S. taxable income for fiscal 1999. However, for the fiscal year ended June 30, 1999, the Company had a U.S. consolidated loss. The Company has not accrued a tax benefit for the U.S. operating losses in the nine-month period ended March 31, 2000. For the nine-month period ended March 31, 2000 European Micro UK has had income before income taxes of approximately $730,000. The management chargebacks from the European Micro Holdings, Inc. for the nine months ended March 31, 2000 are more than the $730,000 in income. Therefore, for the nine-month period ended March 31, 2000, European Micro UK has accrued a tax benefit of approximately $9,000.

INTEREST IN JOINT VENTURE. The Company's share of income (loss) from Big Blue decreased from a loss of $(45,000) in the nine-month period ended March 31, 1999 to a loss of $(3,000) in the comparable period in 2000.

SEASONALITY

The Company typically experiences variability in its total net sales and net income on a quarterly basis as a result of many factors. These include, but are not limited to, seasonal variations in demand for the products and services offered by the Company, the introduction of new hardware and software technologies and products offering improved features and functionality, the

                          EUROPEAN MICRO HOLDINGS, INC.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for operating expenses, funding accounts receivable, the purchase of inventory to support growth, taking greater advantage of available cash discounts offered by certain of the Company's suppliers for early payment and making acquisitions. The Company has historically funded these cash requirements through a combination of loans, internally generated cash flow and the net proceeds of its initial public offering.

Short-term working capital requirements of European Micro UK are funded by a combination of line of credit facilities together with accounts receivable financing. In both cases, the amounts drawn down accrue the same rate of interest based on a markup over the bank borrowing rate in the United Kingdom. The bank line of credit was 1.2 million pounds sterling ($1.9 million) at March 31, 2000. The accounts receivable financing provides for a borrowing base of 85% of accounts receivable, with a limit of 6.2 million pounds sterling ($9.9 million on March 31, 2000). The limit on trade receivables financing increased from a maximum of 5.5 million pounds sterling at June 30, 1999 ($8.7 million at June 30, 1999). European Micro UK also had a revolving credit agreement, secured against inventory. The facility allowed European Micro UK to borrow up to 3.5 million pounds sterling ($5.6 million at March 31, 2000) to assist in the purchase of inventory. To date, no borrowings have been drawn down on this line. This revolving credit agreement has expired and European Micro UK is negotiating to renew.

Short-term working capital requirements of the Company's operations based in the United States are funded by two lines of credit. On October 29, 1999, American
Micro and Nor'Easter each obtained a line of credit, secured by accounts receivable and inventory. Amounts available under each of the line of credit agreements are based upon eligible accounts receivable and inventory, up to a maximum borrowing amount of $1.5 million for each agreement. Each of these lines of credit matures on October 28, 2000, and each bears interest at 0.5% over the bank borrowing rate of 9.0% at March 31, 2000. As partial security for these loans, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. In the event the Company defaults on one or more of these loans, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in the Company because Messrs. Gallagher and Shields together own 71% of the Company's outstanding common stock. The lines of credit agreements include certain financial and non-financial covenants and restrictions. The agreements also contain a provision whereby the lender can declare a default based on subjective criteria. As of March 31, 2000, the Company was not in compliance with certain of the financial covenants in the agreements. The Company is in discussions with the lender to amend the agreements and adjust the financial covenant requirements. There can be no assurance that the Company will be successful in these negotiations.

In addition, in June 1998, the Company received $9.3 million in gross proceeds from its initial public offering of 933,900 shares of common stock. The Company incurred total expenses in connection with the offering of $2.0 million. The Company has used the proceeds to acquire Sunbelt and American Micro and to fund operations and provide working capital to European Micro UK, Nor'Easter and Colchester.

Certain long-term funding is supplied to the Company in the form of capital lease agreements and term loans. The lease agreements are secured by vehicles owned by the Company. The agreements are usually for 36 months from the date of purchase and are typically for 80% of the purchase value of the vehicle. All but two of the agreements are subject to variable rate interest. As of March 31, 2000, the borrowings were $68,000, of which $25,000 was due after more than one year.

A term loan was obtained on October 28, 1999, in the amount of $1,500,000. The term loan is to be repaid with quarterly payments of $125,000 over three years. The term loan bears interest at the one-month LIBOR plus two and one-quarter percentage points (2.25%). One-month LIBOR at March 31, 2000 was 6.1325%. Two payments have been made, bringing the balance down to $1,250,000 at March 31, 2000. The term loan is secured by substantially all of the assets of the Company. As partial security for this loan, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. Messrs. Gallagher and Shields have also personally guaranteed a portion of this term loan. In the event the Company defaults on this loan, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in the Company because Messrs. Gallagher and Shields together own 71% of the Company's outstanding common stock. The term loan

                          EUROPEAN MICRO HOLDINGS, INC.

agreement includes certain financial and non-financial covenants and restrictions. The agreement also contains a provision whereby the lender can declare a default based on subjective criteria. The term loan agreement is with the same lender as the Nor'easter Micro and American Micro line of credit facilities discussed above. Further, the term loan credit agreement contains similar loan covenant requirements. As such, the Company was not in compliance for the March 31, 2000 reporting period, and therefore the total amount outstanding under the term loan agreement is reflected in current maturities of long-term debt at March 31, 2000. The Company is in discussion with the lender to amend the agreements and adjust the financial covenant requirements. There can be no assurances that the Company will be successful in these negotiations.

On July 1, 1999, the Company acquired AMCC for a purchase price of $1,131,000 plus an earn-out. See "Related Party Transactions." The portion of the purchase price paid at closing was funded through the Company's working capital. The contingent earn-out payment relating to two times the after tax earnings for calendar year 1999 of 601,044 was paid in March. The remaining earn-out portion of the purchase price is expected to be funded through the Company's working capital or additional borrowings.

On July 16, 1999, European Micro UK purchased the office building in which it had previously been leasing space for 1,705,000 pounds sterling ($2,709,000 at March 31, 2000). The purchase price was financed in part by a loan in the amount of 1,312,000 pounds sterling ($2,085,000 at March 31, 2000). This loan calls for monthly payments of principal and interest in the amount of 15,588 pounds sterling ($24,768 at March 31, 2000) and matures in July 2009. The mortgage loan note bears interest at a fixed rate of 7.598%. The mortgage loan note includes certain financial and non-financial covenants and restrictions. The agreement also contains a provision whereby the lender can declare a default based on subjective criteria. The financial covenants are measured using the financial results of European Micro UK as of each fiscal year end. Given European Micro UK's current and expected operating results, it is likely that European Micro UK will be out of compliance with one of the covenant requirements at June 30, 2000. The Company is evaluating options to address this expected instance of
non-compliance.   See  "Note  11  to  the   Consolidated   Condensed   Financial
Statements."

The Company has suffered losses in the current quarter and is out of compliance with loan covenants of certain of its debt agreements. In addition, certain other loan agreements contain contractual provisions which allow the lender to accelerate the maturity of such borrowings. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The Company is in discussion with the lender to amend the agreements and to adjust the financial covenant requirements of the loan agreements. The Company has delayed the business to business electronic commerce strategy until specific funding is available. Currently the Company is pursuing specific funding for the business to business electronic commerce strategy through the venture capital markets in the United States and United Kingdom. Additionally, the Company is taking steps to reduce the average level of inventory, thus reducing its dependence on debt financing.

Net cash provided by operating activities during the nine-month period to March 31, 2000 amounted to $4.0 million. Significant factors providing cash were a decrease in trade receivables, net of effects from acquisitions, of $5.7 million, a decrease in inventory, net of effects from acquisitions, of $1.3 million and a decrease in due from related parties, net of effects from acquisitions, of $1.1 million. The amount of cash provided by the Company's operations was partially offset by a net loss of $1.1 million, a reduction in trade payables, net of effects from acquisition, of $2.3 million and a reduction in accrued expenses and other current liabilities, net of the effects from acquisitions, of $800,000.

Cash used in investing activities amounted to $4.8 million. This primarily consisted of expenditures on fixed assets of $3.1 million, largely the purchase of European Micro UK's office building and the acquisition of AMCC for $1.8 million.

Cash provided by financing activities amounted to $331,000. This primarily consisted of $2.6 million used to pay down short-term borrowings, net. The Company also used $300,000 to pay down long term borrowings assumed from the acquisition of AMCC, $250,000 to pay down the term loan and $77,000 to pay down the mortgage loan on the building. This was offset by $2.1 million provided by proceeds from the mortgage loan secured by European Micro UK's office building and $1.5 million provided by a term loan.

Overall, the Company experienced a net decrease in cash of $442,000 for the nine-month period ended March 31, 2000.

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

ACCOUNTS RECEIVABLE. The Company sells its products and services to a customer base of more than 680 value-added resellers, corporate resellers, retailers and direct marketers. The Company offers credit terms to qualifying customers and also sells on a pre-pay and cash-on-delivery basis. With respect to credit sales, the Company attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. Also, substantially all of European Micro UK's accounts receivables are insured. Nor'Easter, Colchester and American Micro generally do not insure their accounts receivable.

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

DERIVATIVE INSTRUMENTS. SFAS No. 133, "Accounting for Derivate Instruments and Hedging Activities", was issued in June 1998 and as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The standard establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently reviewing the likely financial statement impact and the level of disclosure currently provided in its financial statements.

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

                          EUROPEAN MICRO HOLDINGS, INC.

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

EXCHANGE RATE SENSITIVITY

On March 31, 2000, the Company did not have any open forward exchange contracts. Gains and losses in respect of the foreign exchange transactions were as follows (in thousands):

                                          THREE MONTHS ENDED MARCH 31,              NINE MONTHS ENDED MARCH 31,
                                              2000               1999                  2000               1999
                                      ----------------------------------------------------------------------------------
Loss on foreign exchange
transactions                                 $(144)             $(354)               $(226)              $(538)
                                             =====              =====                =====               =====

                          EUROPEAN MICRO HOLDINGS, INC.


PART II

ITEM 1.     LEGAL PROCEEDINGS.

European Micro UK and the Company have each demanded payment from Big Blue Europe for loans made in the amounts of $150,000 and $350,000, respectively. Big Blue Europe is currently under a court order prohibiting payment of these loans. The 50% shareholders of Big Blue Europe, its principals, Jeff and Marie Alnwick, and Big Blue Europe, derivatively, have filed a lawsuit against the Company, European Micro UK, John B. Gallagher and Harry D. Shields alleging fraud, aiding and abetting fraud, misappropriation of trade secrets, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract and tortious interference with contract. The complaint states that the plaintiffs seek $10 million or more in damages. The suit was filed in the United States District Court of the Eastern District of New York, Case # 99 CV 7380 (E.D.N.Y.) (ADS). The factual allegations underlying the lawsuit stem from European Micro UK's joint venture interest in Big Blue Europe. The Company has a pending motion to dismiss the complaint and has requested the New York court to refer the case to the courts of Holland upon the doctrine of FORUM NON CONVENIENS. The Company believes that the allegations specified in the complaint are without merit and intends to vigorously defend the suit. As a consequence of some of the allegations in such complaint, Messrs. Gallagher and Shields and European Micro UK have filed an action in the United Kingdom for defamation against the Alnwicks and others.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a), (b), (c) and (d).  None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

The Company obtained a term loan and two lines of credit on October 28, 1999. The term loan is in the amount of $1.5 million and is to be repaid in quarterly installments of $125,000 each over three years. The term loan is secured by substantially all of the assets of the Company. The two lines of credit are used to finance the operations American Micro and Nor'Easter and are secured by accounts receivable and inventory. As partial security for these loans, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. For a detailed description of the term loan see "Note 6 to the Consolidated Condensed Financial Statements - Long-term borrowings." For a detailed description of the two lines of credit see "Note 5 to the Consolidated Condensed Financial Statements - Short-term borrowings."

Each of the term loan and the two lines of credit include certain financial and non-financial covenants and restrictions. The agreements also contain a provision whereby the lender can declare a default based on subjective criteria. As of March 31, 2000, the Company was not in compliance with the "Minimum Net Equity" and "Interest Coverage Ratio" Covenants. Given the Company's current and expected operating results, it is likely that the Company will remain out of compliance with such covenants at fiscal year end.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.     OTHER INFORMATION.

None.

                          EUROPEAN MICRO HOLDINGS, INC.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

EXHIBIT
NO.            DESCRIPTION                                         LOCATION
---            -----------                                         --------

     2.01      Agreement for the Acquisition of Sunbelt (UK)       Incorporated by reference to Exhibit 2.01
               Limited by European Micro Plc dated October 26,     to Registrant's Form-10-Q for the quarter
               1998                                                ended September 30, 1998.

     2.02      Merger Agreement re:  AMCC dated June 29, 1999      Incorporated by reference to Exhibit 2.02
                                                                   to Registrant's Form 10-K for the year
                                                                   ended June 30, 1999.

     2.03      Plan of Merger re:  AMCC dated June 29, 1999        Incorporated by reference to Exhibit 2.03
                                                                   to Registrant's From 10-K for the year
                                                                   ended June 30, 1999.

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

    10.03      Commercial Credit Insurance, policy number 60322,   Incorporated by reference to Exhibit No.
               with Hermes Kreditversicherungs-AG dated August 1,  10.03 to the Registration Statement.
               1995

    10.04      Commercial Credit Insurance, policy number 82692,   Incorporated by reference to Exhibit No.
               with Hermes Kreditversicherungs-AG dated August 1,  10.04 to the Registration Statement.
               1995




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

    10.10      Contract of Employment Agreement between Laurence   Incorporated by reference to Exhibit No.
               Gilbert and European Micro UK dated March 14, 1998  10.11 to the Registration Statement.

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

    10.25      Specific Agreement for the Provision of             Provided herewith.
               Professional Services dated as of March 17, 2000
               between the Company and Cap Gemini UK plc

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

                          EUROPEAN MICRO HOLDINGS, INC.

None.

                          EUROPEAN MICRO HOLDINGS, INC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:      May 15, 2000                   EUROPEAN MICRO HOLDINGS, INC.

                                           By:   /s/ John B. Gallagher
                                               ------------------------
                                                 John B. Gallagher, Co-President