Form 10-K
period 2000-06-30
EUROPEAN MICRO HOLDINGS INC
filed 2000-10-11
CIK 1052914

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

                     Common Stock, par value $0.01 per share

                                (Title of Class)

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

           The aggregate market value of the voting common stock held by non-affiliates of the Registrant on September 29, 2000, was $7,994,272 based on the average bid and asked prices on such date of $5.50.

           The Registrant had 4,933,900 shares of Common Stock, par value $0.01 per share, outstanding on September 29, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Parts of the definitive proxy or information statement for the 2000 Annual Meeting of Stockholders to be filed by the Registrant with the Securities and Exchange Commission under Regulation 14A are incorporated by reference in
Part III of this Form 10-K Report.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL DESCRIPTION OF BUSINESS

           FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS,
(A) EUROPEAN MICRO HOLDINGS, INC.'S ("EUROPEAN MICRO" OR THE "COMPANY") PROJECTED SALES AND PROFITABILITY, (B) THE COMPANY'S GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN THE COMPANY'S INDUSTRY, (D) THE COMPANY'S FUTURE FINANCING PLANS, (E) THE COMPANY'S ANTICIPATED NEEDS FOR WORKING CAPITAL AND ITS ABILITY TO COMPLY WITH THE FINANCIAL COVENANTS CONTAINED IN LOAN AGREEMENTS AND (F) BENEFITS RELATED TO THE ACQUISITIONS OF AMERICAN SURGICAL SUPPLY CORP. OF FLORIDA D/B/A AMERICAN MICRO COMPUTER CENTER ("AMCC"), SUNBELT (UK) LIMITED ("SUNBELT") AND H&B TRADING INTERNATIONAL ("H&B"). IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY CERTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CHANGES IN TRENDS IN THE ECONOMY AND THE COMPANY'S INDUSTRY, REDUCTIONS IN THE AVAILABILITY OF FINANCING AND AVAILABILITY OF COMPUTER PRODUCTS ON TERMS AS FAVORABLE AS EXPERIENCED BY THE COMPANY IN PRIOR PERIODS AND OTHER FACTORS. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

           UNLESS THE CONTEXT OTHERWISE REQUIRES AND EXCEPT AS OTHERWISE SPECIFIED, REFERENCES HEREIN TO "EUROPEAN MICRO" OR THE "COMPANY" INCLUDE EUROPEAN MICRO HOLDINGS, INC. AND ITS FIVE WHOLLY-OWNED SUBSIDIARIES, EUROPEAN MICRO PLC, A COMPANY ORGANIZED UNDER THE LAWS OF THE UNITED KINGDOM ("EUROPEAN MICRO UK"), NOR'EASTER MICRO, INC., A NEVADA CORPORATION ("NOR'EASTER"), COLCHESTER ENTERPRISE PTE. LTD., A COMPANY ORGANIZED UNDER THE LAWS OF SINGAPORE ("COLCHESTER), AMERICAN MICRO COMPUTER CENTER, INC., A FLORIDA CORPORATION ("AMERICAN MICRO"), ENGENIS.COM LTD., A COMPANY ORGANIZED UNDER THE LAWS OF THE UNITED KINGDOM ("ENGENIS"), (COLLECTIVELY, THE FIVE WHOLLY-OWNED SUBSIDIARIES ARE REFERRED TO AS THE "SUBSIDIARIES").


OVERVIEW

           The Company is an independent distributor of microcomputer products, including personal computers, memory modules, disc drives and networking products, to customers mainly in Western Europe and to customers and related parties in the United States and Asia. The Company's customers consist of more than 770 value-added resellers, corporate resellers, retailers, direct marketers and distributors. The Company generally does not sell to end-users.
Substantially all of the products sold by the Company are manufactured by well-recognized manufacturers such as IBM, Compaq and Hewlett-Packard, although the Company generally does not obtain its inventory directly from such manufacturers. The Company monitors the geographic pricing strategies related to such products, currency fluctuations and product availability in an attempt to obtain inventory at favorable prices from other distributors, resellers and wholesalers.

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

           European Micro Holdings, Inc. was organized under the laws of the State of Nevada in December 1997 and is the parent of European Micro UK, Nor'Easter, Colchester, American Micro and Engenis. European Micro UK was
organized under the laws of the United Kingdom in 1991 to serve as an independent distributor of microcomputer products to customers mainly in Western Europe and to related parties in the United States. Nor'Easter was organized under the laws of the State of Nevada on December 26, 1997 to serve as an independent distributor of microcomputer products in the United States. Colchester was organized under the laws of Singapore in November 1998 to serve as an independent distributor of microcomputer products in Asia. American Micro was organized under the laws of the State of Florida on June 24, 1999 to acquire AMCC and now serves as an independent distributor of microcomputer products in the United States. Premier Pages, Ltd. was formed on January 28, 2000 and later changed their name to Engenis.com Ltd on June 23, 2000. Engenis.com Ltd. was formed under the laws of the United Kingdom to serve as a business-to-business electronic commerce trading company.

           European Micro UK is the parent of European Micro GmbH ("EUROPEAN MICRO GERMANY"), Sunbelt and European Micro B.V. ("EUROPEAN MICRO HOLLAND") and has a 50% joint venture interest in Big Blue Europe, B.V. ("BIG BLUE EUROPE"). European Micro Germany was organized under the laws of Germany in 1993 and operates as a sales office in Dusseldorf, Germany. As of August 2000, the Company closed the sales operations of European Micro Germany. Customers of European Micro Germany will be handled through European Micro UK. All products sold by European Micro Germany were procured and shipped from the facilities of European Micro UK. Sunbelt is a company registered in England and Wales, which was established in 1992 and is based in Wimbledon, England. Sunbelt operated as a distributor of microcomputer products to dealers, value-added resellers and mass merchants throughout Western Europe. Except for the distribution of its Nova brand products (which was discontinued effective January 2000), Sunbelt's distribution operations were integrated with and into the operations of European Micro UK. European Micro Holland was organized under the laws of Holland in 1995, and operates as a sales office near Amsterdam, Holland. Big Blue Europe was organized under the laws of Holland in January 1997 and is a computer parts distributor with offices located near Amsterdam, Holland, selling primarily to computer maintenance companies. Big Blue Europe has no affiliation with International Business Machines Corporation.

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

           The Company operates in a fragmented industry, where little information is available regarding its competitors and which the Company believes is not dominated by one or a small number of competitors. As a result, the Company's competitive position is not known or reasonably ascertainable. Information is available, however, for other distributors of computer products, although the Company does not compete directly with these companies. These companies include: Ingram Micro, Inc. and Tech Data Corporation.

           There are a number of emerging trends in the microcomputer industry. Some manufacturers have implemented direct sales business models and reduced the number of distributors to which they distribute product. These efforts have been facilitated by the use of the Internet, among other things, and have reduced the availability of products in the surplus or after-market. The Company has historically relied upon the surplus or after-market to obtain products for resale. The Company expects these trends to continue for the foreseeable future.

           Despite the continuing difficulties in the industry, the Company believes that the microcomputer products industry is still well suited for distributors because of the large number of fragmented resellers in the industry. As a result, it is cost efficient for manufacturers to outsource a portion of their distribution, credit, inventory, marketing and customer support requirements to distributors. In addition, resellers traditionally have not been able to efficiently establish direct purchasing relationships with each manufacturer because of the large number of manufacturers in the industry. Instead, resellers have traditionally relied on distributors to satisfy a significant portion of their product, financing, marketing and technical support needs. The Company believes that resellers rely on distributors for inventory management and credit rather than stocking large inventories themselves and maintaining credit lines to finance their working capital needs.

STRATEGY

           The Company's objectives are to continue to strengthen its position as a distributor of microcomputer products within Western Europe, the United States and Asia. It also proposes to diversify its international trading operations into product lines outside the microcomputer industry. These objectives are constrained by current liquidity considerations of the Company. Therefore, the following strategies are dependent on obtaining the necessary funding:

           GROWTH THROUGH START-UPS AND ACQUISITIONS. The Company hopes to expand into new markets and products through a combination of start-up companies and acquisitions of existing distributors, although there can be no assurance that any acquisitions can be consummated on terms satisfactory to the Company. The Company intends to evaluate acquisition candidates outside the microcomputer industry to diversify its operations and to take advantage of its ability to source inventory worldwide. The Company expects to seek acquisition candidates which have strong entrepreneurial management teams with experience in the local markets and the potential to benefit from the economies of scale that the Company could provide through its existing infrastructure. The Company intends that any acquisitions will adopt its policies and financial reporting procedures but operate as autonomous business units. During the last three fiscal years, the Company has formed Nor'Easter located in New Hampshire and Colchester located in Singapore. Also, the Company has acquired Sunbelt located in Wimbledon, England and AMCC located in Miami, Florida.

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

           BUSINESS TO BUSINESS ELECTRONIC COMMERCE STRATEGY. The Company has initiated a business to business electronic commerce strategy, which is focused on creating a global, value-added, information technology equipment and service trading community. The company has hired Cap Gemini, a leading European management consultancy and information technology services firm, to assist it in the implementation of this plan. The Company has incurred the sum of 755,000 pounds sterling ($1,143,000 at exchange rate on June 30, 2000) for feasibility studies and business process design. This amount is reflected in selling, general and administrative expenses on the accompanying consolidated statements of operations for the year ended June 30, 2000. The Company has capitalized the sum of 229,000 pounds sterling ($347,000 at exchange rate on June 30, 2000) related to the actual software development. This amount is reflected in property and equipment, net on the accompanying consolidated balance sheet at June 30, 2000. During May 2000, the Company temporarily halted the ongoing development being performed by Cap Gemini until specific funding is obtained to complete the project. There can be no assurances that the Company will be successful in obtaining funding for this project. In the event the project is not continued by November 30, 2000, the Company will incur a termination fee to Cap Gemini of 150,000 pounds sterling ($226,995 at exchange rate on June 30, 2000). If paid, this fee would be credited against future invoices of Cap Gemini upon the continuation of the project. During the last calendar quarter of 2000, the Company will re-evaluate and re-define, where necessary, the current assumptions and propositions, based on changes in the market over the last few months. This planning will include detailing the project based on the Company's ability to fund the project from current working capital, if funding is still not available at the originally planned project level.

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

PRODUCTS AND CUSTOMERS

           The Company's sales consist of computer hardware products, such as personal computers, memory modules, disc drives and networking products, which are sold to a customer base of more than 770 value-added resellers, corporate resellers, retailers, direct marketers and distributors. The Company's customers typically rely on distributors as their principal source of microcomputer products.

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

           The Company finances a significant portion of its total sales by extending trade credit. The Company attempts to minimize the risk of such credit by, among other things, monitoring the credit worthiness of its customers and insuring some of its accounts receivable. European Micro UK has sought to insure substantially all of its accounts receivable. Nor'Easter, Colchester and American Micro generally do not insure their accounts receivable. For the fiscal year ended June 30, 2000, no single customer accounted for more than approximately 4.1% of the Company's total net sales. Technology Express, a company wholly-owned by Harry D. Shields, who is also Co-President, Co-Chairman and a Director of the Company, accounted for about 2.1%, 6.0% and 17.2% of total net sales for the fiscal year ended June 30, 2000, 1999 and 1998, respectively. The Company does not believe the loss of any customer would have a material adverse effect on its business, financial condition or results of operations. The Company's backlog orders are not considered material to its business.

           The Company's operations involve a single industry segment, the distribution of microcomputer products. Historically, the Company has operated in one geographic area--the United Kingdom--and has exported products from the United Kingdom to other European countries and to related parties in the United States. With the addition of Nor'Easter and American Micro in the United States, and the addition of Colchester in Singapore, the Company's sales to third parties in the United States and Asia have increased.

           The Company's net sales from operations outside the United States are primarily denominated in currencies other than United States dollar. Accordingly, the Company's operations outside the United States impose risks upon its business as a result of exchange rate fluctuations.

SOURCES OF SUPPLY

           The Company obtains its products from distributors and other suppliers throughout the world in an attempt to obtain products at favorable prices while also maintaining continuity of supply. The Company generally makes its purchases based on the most favorable combination of prices, quantities and product selection, and therefore its suppliers are constantly changing. The Company does not believe that the loss of any single supplier would have a material adverse effect on its operations. For the fiscal year ended June 30, 2000, the Company obtained 42.2% of its products from ten suppliers (38.4% excluding Technology Express). For the fiscal year ended June 30, 1999, the Company obtained 58.4% of its products from ten suppliers (45.7% excluding Technology Express). For the fiscal year ended June 30, 1998, the Company obtained 87.2% of its products from ten suppliers (80.4% excluding Technology Express). The continued decrease in the percentage of products sourced from the top ten suppliers in 2000 is the result of an increase in the number of suppliers attributable to the start-up growth of Nor'Easter and Colchester. The Company does not generally obtain products directly from manufacturers and generally does not enter into any long-term or distribution agreements with its suppliers. In some cases suppliers are also customers. Whenever possible, products are purchased with the benefit of price protection so that the Company will receive the benefit of a price reduction by the manufacturer.

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

           SALES. The Company markets its products to distributors and resellers, not end-users. As of June 30, 2000, the Company distributed products to more than 770 value-added resellers, corporate resellers, retailers, direct marketers and distributors. The Company's customers typically place orders through a sales representative. The Company maintains detailed information regarding its current inventory levels and pricing. The Company has historically experienced a reduction in demand during the summer months.

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


TRADEMARK                        CLASS(1)       NO.               APPLICANT            DATE OF FILING          COMMENTS
---------                        --------       ---               ---------            --------------          --------
European Micro                       9        438689          European Micro UK          12-23-96            U.K. Trademark granted


European Micro [Plc] & Logo          9        2119204         European Micro UK          12-20-96            U.K. Trademark granted


Premier Dealers Club & Logo          9        2152310         European Micro UK          11-29-97            U.K. Trademark granted


Premier Dealers Club & Logo          9        695072          European Micro UK          12-1-97             Community Trademark
                                                                                                             pending

---------------------

(1)  Class  9  covers  computer  software,   computer  peripherals,   parts  and
accessories for all such goods.

EMPLOYEES

           On September 29, 2000, the Company and its subsidiaries had the number of full-time employees set forth in the following table:

NAME                                                    NUMBER OF EMPLOYEES
----                                                    -------------------
European Micro Holdings, Inc.                                    5
European Micro UK                                               30
European Micro Germany                                           1
European Micro Holland                                           1
Nor-Easter                                                       8
Big Blue Europe                                                 15
Colchester                                                       3
American Micro                                                  26
                                                                --
           TOTAL                                                89
                                                                ==

           Of the total number of full-time employees, thirty work in marketing and sales, ten in warehousing and delivery and forty-nine are employed in administrative and other support positions. None of the Company's employees are represented by unions. There has been no disruption of operations due to a labor dispute. Management considers its relations with its employees to be good.

CERTAIN BUSINESS RISK FACTORS

           The Company is subject to various risks which may have a material adverse effect on its business, financial condition and results of operations, and may result in a decline in the Company's stock price. Certain risks are discussed below:

WE DO NOT HAVE LONG-TERM CONTRACTS WITH SUPPLIERS, WHICH COULD HARM OUR ABILITY TO OBTAIN INVENTORY IN ADEQUATE QUANTITIES

           We are an independent distributor of personal computers and related products. We have not entered and do not expect to enter into any long-term distribution arrangements with our suppliers. Rather, we depend almost entirely on the availability of product in the surplus market. The microcomputer products industry is characterized by periods of severe product shortages and customer backlog due to suppliers' difficulty in projecting demand. There can be no assurance that suppliers will be able to maintain an adequate supply of products that will adequately fulfill all of our customer orders on a timely basis. Our failure to obtain adequate product in required quantities would result in lower sales and harm customer goodwill. Moreover, because we do not utilize supplier contracts, we do not enjoy the traditional benefits that they provide, such as inventory price protection, market development funds or extended payment terms.

A SIGNIFICANT PORTION OF OUR SALES IS DENOMINATED IN FOREIGN CURRENCIES, AND A STRENGTHENING OF THE U.S. DOLLAR RELATIVE TO FOREIGN CURRENCIES MAY REDUCE OUR SALES AND EARNINGS

           A significant portion of our sales is denominated in foreign currencies (approximately 66.6% at June 30, 2000), such as the British pound and the European Economic Union's Euro. If the U.S. dollar strengthens against such foreign currencies, then our sales and earnings for financial reporting purposes will be lower. Our sales and earnings may also be lower due to fluctuations between foreign currencies because on many occasions inventory is bought and sold in different foreign currencies. Accordingly, if the foreign currencies in which a significant amount of sales are made weaken relative to the foreign currencies in which inventory is purchased, then our company's sales and earnings will be lower.

WE ARE DEPENDENT UPON CERTAIN KEY PERSONNEL, THE LOSS OF WHOM WOULD BE DIFFICULT OR IMPOSSIBLE TO REPLACE

           Our success to date has been significantly dependent on the contributions of John B. Gallagher and Harry D. Shields, our founders. The loss of the services of either person would be difficult or impossible to replace. Our success also depends to a significant extent upon a number of other key employees, and the loss of the services of one or more other key employees would be difficult to replace. We maintain key-man life insurance policies on the lives of Messrs. Gallagher and Shields. In addition, our future success will depend in part upon our ability to attract and retain additional highly-skilled professional, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting, training and retaining the personnel that we require for our business and planned growth.

WE RELY ON KEY SUPPLIERS, THE LOSS OF WHICH MAY HARM OUR ABILITY TO OBTAIN PRODUCTS FOR RESALE AT FAVORABLE PRICES OR AT ALL

           We do not manufacture any of our own products but rather resell products purchased from suppliers. For the year ended June 30, 2000, we obtained 42.2% of our products from ten suppliers (38.5% excluding Technology Express). Accordingly, we are highly dependent upon such suppliers and the loss of a combination of suppliers would harm our ability to obtain products for resale at favorable prices or at all.

WE RELY ON CERTAIN KEY PRODUCTS AND OUR INABILITY TO OBTAIN ADEQUATE QUANTITIES OF SUCH PRODUCTS AT FAVORABLE PRICES OR AT ALL WOULD RESULT IN LOWER SALES AND PROFITS

           For the fiscal year ended June 30, 2000, our ten best selling products accounted for a large portion of its net sales. Accordingly, our inability to obtain adequate supplies of these products would result in lower sales and profits.

WE REPLY ON CERTAIN KEY CUSTOMERS, THE LOSS OF A COMBINATION OF SUCH CUSTOMERS WOULD RESULT IN LOWER SALES AND PROFITS

           For the fiscal year ended June 30, 2000, our ten largest third party customers accounted for 24.6% of net sales. None of these customers individually accounted for more than about 4.1% of such net sales. However, we are highly dependent upon such customers and the loss of a combination of such customers would result in lower sales and profits.

THE INTERESTS OF OUR MANAGEMENT MAY CONFLICT WITH THE INTERESTS OF OUR COMPANY AND THE INTERESTS OF OUR OTHER STOCKHOLDERS

           Our directors and executive officers beneficially own approximately 71% of our company's outstanding common stock. These directors and executive officers, acting together, have the ability to elect at least a majority of our directors. They also have the ability to determine the outcome of most corporate actions requiring stockholder approval, including our merger with or into another entity, a sale of substantially all of our assets and amendments to our articles of incorporation. The decisions of these stockholders may conflict with our company's interests or those of our other stockholders.

WE HAVE NARROW PROFIT MARGINS, WHICH MEANS THAT VARIATIONS IN SALES AND OPERATING COSTS GREATLY IMPACTS OUR PROFITABILITY

           As a result of intense price competition in the microcomputer products industry, our company has had, and expects to continue to have, narrow gross profit and operating profit margins. These narrow margins magnify the impact on operating results of variations in sales and operating costs, which greatly impacts our profitability. Our gross margin was 9.8% in the year ended June 30, 2000.

OUR BUSINESS REQUIRES ACCESS TO CAPITAL TO PURCHASE PRODUCT IN BULK TO OBTAIN FAVORABLE PRICES, THE ABSENCE OF SUCH CAPITAL WOULD PROHIBIT US FROM BUYING PRODUCT AT FAVORABLE PRICES

           Our business often requires the volume buying of discounted products. This requires us to have sufficient available cash or financing. Our inability to have available cash or financing would prevent us from taking advantage of such discounted prices on a timely basis.

THERE ARE RISKS ASSOCIATED WITH INDEBTEDNESS, INCLUDING INTEREST RATE AND DEFAULT RISKS

           We have incurred substantial amounts of indebtedness in our operations in recent years. Accordingly, we have dedicated an increasing portion of cash flow to servicing such indebtedness. Such indebtedness exposes our company to the risk of increasing interest rates, as well as default risks. Our company's assets secure such indebtedness. Moreover, the indebtedness imposes significant restrictions on our company and requires compliance with certain financial covenants. As of June 30, 2000, our company was not in compliance with six of the financial covenants in the loan agreements. Our company has received a waiver through July 1, 2001 of three of the covenants related to the mortgage loan and a waiver as of June 30, 2000 for three covenants related to the Nor'Easter and American Micro facilities and the term loan. Our company and lender have amended the term loan agreement in October 2000 to adjust the financial covenant requirements. In addition, our company entered into new asset based revolving credit facilities for each of American Micro and Nor-Easter. There can be no assurances that we will be able to comply with such adjusted covenants. If funding is insufficient, we may be required to delay, reduce the scope of or eliminate some or all of our expansion plans and it could have a material adverse effect on our financial condition and results of operations.

ITEM 2.  PROPERTIES.

           The corporate headquarters of European Micro Holdings, Inc. is located in Miami, Florida. Approximately 350 square feet is dedicated to management offices.

           European Micro's facilities are described below:

                 LOCATION                                                   SQUARE FEET              LEASE EXPIRATION
                 --------                                                   -----------              ----------------
                 Manchester,  UK(warehouse)(1)                                    8,000                    2002
                 Manchester,  UK (offices)(1)                                     7,734                    N/A
                 Dusseldorf, Germany (offices)(2)                                 1,360                    2005
                 Amsterdam, Netherlands
                 (offices and warehouse)(3)                                      18,000                    2002
                 Singapore (office)(4)                                              500                    2001
                 Miami, Florida (offices and warehouse)(5 & 6)                     6500                    2002
                 Nashville, Tennessee (offices)(6)                                  350                    2001
                 Wimbledon, UK (offices and warehouse)(7)                         5,813                    2008
                 Portsmouth, New Hampshire
                 (offices and warehouse)(8)                                       7,700                    2005

             -------------------------
             (1)  European Micro UK
             (2)  European Micro Germany
             (3)  European Micro Holland & Big Blue Europe 50% Joint Venture
             (4)  Colchester
             (5)  American Micro
             (6)  European Micro Holdings, Inc.
             (7)  Sunbelt
             (8)  Nor'Easter

           All properties are leased except as noted below.

           The Company utilizes approximately 350 square feet of office space and certain equipment owned by Technology Express for which it is not charged a fee.

           On July 16, 1999, European Micro UK purchased the office building in which they had previously been leasing space for 1,705,000 pounds sterling ($2,580,000 at June 30, 2000). The purchase price was financed in part by a loan in the amount of 1,312,000 pounds sterling ($1,985,000 at June 30, 2000) at an annual interest rate of 7.6%, payable over ten years. The total square footage of the building is 11,603, of which 3,867 square feet is being leased to unrelated third parties. European Micro UK continues to lease its warehouse space.

           The Company considers its existing facilities to be adequate for its foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS.

           On November 12, 1999, Jeffrey and Marie Alnwick (the "ALNWICKS") and a New York corporation, Big Blue Products, commenced an action individually and derivatively for the Dutch company, Big Blue Europe, against the Company and its founders and officers, John B. Gallagher and Harry D. Shields in the United States District Court, Eastern District of New York, Jeffrey Alnwick and Marie Alnwick v. European Micro Holdings, Inc., Eastern District of New York, Docket No. 99 CV 7380 (the "ALNWICK LITIGATION").

           The complaint alleges thirty-three causes of action. Plaintiffs claim, in substance, that defendants breached oral and written agreements relating to the management, operation and funding of Big Blue Europe.
Specifically, plaintiffs allege that defendants breached the joint venture agreement by which Big Blue Europe was formed, a licensing agreement for use of the "Big Blue" service mark in Europe, a non-competition agreement preventing Big Blue Europe from operating in the United States and several capital contribution agreements. Plaintiffs also claim that defendants breached their fiduciary duties to the Alnwicks, engaged in fraudulent acts, aided and abetted breaches of fiduciary duties by others, misappropriated trade secrets and interfered with the employment contract of Big Blue Europe's managing director. The complaint seeks unspecified compensatory and punitive damages, as well as injunctive relief restraining defendants from acting in violation of the alleged agreements.

           Defendants have moved to dismiss the complaint principally on the basis of forum non-conveniens in favor of existing proceedings in the Netherlands (commenced by European Micro UK), where a Dutch court has appointed an independent director to oversee operations of the company. Defendants argue that any dispute between the shareholders and directors of the Dutch company, Big Blue Europe, which operates pursuant to Dutch law, should be resolved by a Dutch court.

           The Company and its affiliated defendants intent to contest the claims in the Alnwick Litigation vigorously, whether asserted in the United States or in the Netherlands courts.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           The Company's shares of Common Stock began trading on the Nasdaq National Market on June 12, 1998, under the symbol "EMCC." The Company's high and low bid prices by quarter during fiscal 2000, 1999 and 1998 are presented as follows:

                                                                       FISCAL YEAR 2000(1)

                                                                              HIGH                 LOW
                                                                              ----                 ---

              First Quarter (July 1999 to September 1999)                   $10.25               $6.50
              Second Quarter (October 1999 to December 1999)                 8.875               4.031
              Third Quarter (January 2000 to March 2000)                     16.50                5.00
              Fourth Quarter (April 2000 to June 2000)                      11.625                2.50

                                                                       FISCAL YEAR 1999(1)

                                                                              HIGH                 LOW
                                                                              ----                 ---

              First Quarter (July 1998 to September 1998)                  $11.375               $4.50
              Second Quarter (October 1998 to December 1998)                 15.75                8.00
              Third Quarter (January 1999 to March 1999)                     13.75                8.50
              Fourth Quarter (April 1999 to June 1999)                       10.50                7.00

                                                                       FISCAL YEAR 1998(1)

                                                                              HIGH                 LOW
                                                                              ----                 ---

              Fourth Quarter ( June 1998)                                   $11.00             $9.9375

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

           On September 11, 2000, the Company had approximately 43 shareholders of record. The Company believes that it has in excess of 500 beneficial owners.

DIVIDENDS

           During the fiscal years ended June 30, 2000 and 1999, no dividends were declared or paid. On February 9, 1998, the Company declared and paid a cash dividend of $550,000 or $0.1375 per share of Common Stock. The dividends per share were calculated based on 4,000,000 shares of Common Stock outstanding. These dividends were declared and paid prior to the Company's initial public offering. The Company currently intends to retain future earnings to fund its operations and does not expect such earnings to be distributed in the future to shareholders as dividends. The declaration and payment by the Company of any future dividends and the amount thereof will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or senior securities and other factors deemed relevant by the Board of Directors. The Company's loan agreements with SouthTrust Bank prohibit the payment of dividends. The declaration and payment of dividends, if at all, by the Company will be at the discretion of the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

           None.


ITEM 6.  SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

           The following statement of operations and balance sheet data of the Company is set forth below for each year in the five-year period ended June 30, 2000. The information presented is derived from the audited consolidated financial statements of the Company and should be read in conjunction with the consolidated Financial Statements as of June 30, 2000 and 1999 and each of the years in the three-year period ended June 30, 2000 and the Notes thereto included elsewhere in this filing.

                                                                              YEARS ENDED JUNE 30,

                                                         2000              1999              1998             1997            1996
                                            ------------------ ----------------- ----------------- ---------------- ---------------
STATEMENT OF OPERATIONS DATA:
Net Sales                                            $115,493          $132,206          $111,453          $46,655         $40,348
Income (loss) from operations                         (2,699)             1,935             7,232            2,051           1,478
Net income (loss)                                     (3,207)               854             4,485            1,034             845
Net income (loss) per share
(basic and diluted)                                    (0.64)              0.17              1.10             0.26            0.21
Dividends per share                                     $0.00             $0.00             $0.14            $0.14           $0.24
Weighted average common shares
outstanding, basic                                  5,008,151         4,978,614         4,066,524        4,000,000       4,000,000
Weighted average common shares
outstanding, diluted                                5,008,151         4,989,961         4,087,466        4,000,000       4,000,000


                                                                                    JUNE 30,

                                                          2000             1999              1998               1997          1996
                                            ------------------- ---------------- ------------------ ----------------- -------------
BALANCE SHEET DATA:

Working capital                                         $6,206          $11,844           $12,959             $1,976        $1,474
Total assets                                            30,213           30,599            19,204              8,844         7,857
Long-term debt, net of
  current portion                                        2,373               23                84                 45            37
Shareholders' equity                                    11,110           14,343            13,680              2,511         1,769



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The following information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this filing.

           Certain statements within this Item and throughout this Annual Report on Form 10-K and the documents incorporated herein are "forward-looking statements" as described in the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected.

           The  following  table sets  forth,  for the  periods  presented,  the
percentage  of  net  sales   represented  by  certain  items  in  the  Company's
Consolidated Statements of Operations:

                             PERCENTAGE OF NET SALES

                                                                              YEARS ENDING JUNE 30,
                                                                              ---------------------
                                                                    2000                1999                1998
                                                                    ----                ----                ----
Net sales                                                          98.0%               88.4%                73.9%
Net sales to related parties                                         2.0                11.6                 26.1
                                                                 -------             -------             -------
Total net sales                                                    100.0               100.0                100.0
                                                                 -------             -------             -------
Cost of goods sold                                                (88.2)              (80.1)               (61.4)
Cost of goods sold to related parties                              (2.0)              (11.5)               (25.7)
                                                                 -------             -------             -------
Total cost of goods sold                                          (90.2)              (91.6)               (87.1)
                                                                 -------             -------             -------
Gross profit                                                         9.8                 8.4                 12.9
Operating expenses                                                (12.2)               (6.9)                (6.4)
                                                                 -------             -------             -------
Income (loss) from operations                                      (2.4)                 1.5                  6.5

Interest income                                                      0.1                   -                   -
Interest expense                                                   (0.8)               (0.3)                (0.4)
Equity in net income (loss) of
   unconsolidated subsidiaries                                     (0.2)                   -                    -
                                                                 -------             -------             -------
Income (loss) before income taxes                                  (3.3)                 1.2                  6.1
Income tax expense                                                   0.5               (0.6)                (2.1)
                                                                 -------             -------             -------
Net Income (loss)                                                 (2.8)%                0.6%                 4.0%
                                                                 -------             -------             -------



YEARS ENDED JUNE 30, 2000 AND 1999

           TOTAL NET SALES. Total net sales decreased $16.7 million, or 12.6%, from $132.2 million in the year ended June 30, 1999 to $115.5 million in the comparable period in 2000. Excluding net sales to related parties, net sales decreased $3.7 million, or 3.2%, from $116.9 million in the year ended June 30, 1999 to $113.1 million in the comparable period in 2000. This decrease was attributable to a reduction of $9.1 million in the Premier Dealers Club, a reduction of $18 million from European Micro UK's sales (excluding Sunbelt's sales) and a reduction of $6.6 million in Nor'Easter's sales. The decrease in sales at European Micro UK and Nor'Easter is a result of lower quantities of product available in the surplus or aftermarket supply channel. This decrease was mostly offset by the addition of Sunbelt's sales for a full year (accounting for approximately $2.3 million), the addition of Colchester's sales for a full year (accounting for approximately $7.3 million) and the addition of American Micro's sales (accounting for approximately $20.4 million).

           Net sales to related parties decreased $13.0 million from $15.3 million in the year ended June 30, 1999 to $2.3 million in the comparable period in 2000. This decrease is attributable to the acquisition of AMCC on July 1, 1999, and therefore, net sales to American Micro subsequent to acquisition are no longer included in the consolidated financial statements. Also, sales to Technology Express have decreased as product availability decreased.

           GROSS PROFIT. Gross profit increased $265,000, or 2.4%, from $11.1 million in the year ended June 30, 1999 to $11.4 million in the comparable period in 2000. Gross profit excluding related party transactions increased $300,000, or 2.8%, from $11.0 million in the year ended June 30, 1999 to $11.3 million in the comparable period in 2000. This increase is primarily due to an increase in gross profits at American Micro ($2.4 million), Colchester ($350,000) and Nor'Easter ($100,000). This increase was partially offset by decreases in gross profits at European Micro UK ($2.3 million).

           Gross profit attributable to related party sales decreased $47,000 or 49.0%, from $96,000 in the year ended June 30, 1999 to $49,000 in the comparable period in 2000. As discussed above, this decrease is attributable to the acquisition of AMCC on July 1, 1999, resulting in transactions with American Micro being excluded from the consolidated financial statements subsequent to acquisition.

           Gross margins increased from 8.4% in the year ended June 30, 1999 to 9.8% in the comparable period in 2000. Excluding related party transactions, gross margin increased from 9.4% in the year ended June 30, 1999 to 10.0% in the comparable period in 2000. This change is related to the shortage of memory products in the quarter ended December 31, 1999, resulting in higher selling prices and gross margin. However, the increase was partially offset by lower selling prices and gross margin on most products during the remainder of the fiscal year.

           Foreign exchange losses, net, decreased from a loss of $579,000 in the year ended June 30, 1999 to a loss of $325,000 in the comparable period in 2000. This favorable movement was attributable to the strengthening of the U.K. pound sterling relative to the Euro and the weakening of the U.K. pound sterling relative to the U.S. dollar.

           OPERATING EXPENSES. Operating expenses as a percentage of total net sales increased from 6.9% in the year ended June 30, 1999 to 12.2% in the comparable period in 2000. This increase was the result of a decrease in total net sales (accounting for 1.5% increase) and increases in operating expenses, primarily caused by the legal expenses incurred by the Company in connection with the Big Blue lawsuit and the expenses incurred with the evaluation and feasibility study for the business to business electronic commerce project.

           INTEREST EXPENSE. Interest expense increased by $518,000 from $446,000 in the year ended June 30, 1999 to $964,000 in the comparable period in 2000. This was attributable to increased borrowings during the period because of increased average accounts receivable and inventory balances, the purchase of the office building and the acquisitions of Sunbelt and AMCC.

           INTEREST IN UNCONSOLIDATED SUBSIDIARY. The Company's share of loss from Big Blue Europe increased from a loss of $32,000 in the year ended June 30, 1999 to a loss of $188,000 in the comparable period in 2000. This increased loss is attributed to the lack of direction at Big Blue Europe as a result of the disagreements of the owners and the accompanying lawsuit. During the year ended June 30, 2000, European Micro UK made an unsecured loan to Big Blue Europe in the amount of $150,000. This loan is due on demand and has an annual interest rate of 9.25%, payable quarterly. During the year ended June 30, 1999, the Company made an unsecured loan to Big Blue Europe in the amount of $350,000. This loan is due on demand and has an annual interest rate of 9.25%, payable quarterly. Due to the uncertainties with the Big Blue Europe lawsuit and the operating results of Big Blue Europe, the Company has recorded an allowance for the loans to Big Blue Europe of $200,000. The associated charge to operations is included in fiscal 2000 operating expenses.

           INCOME TAXES. Income taxes as a percentage of income (loss) before income taxes decreased from 46.8% in the year ended June 30, 1999, to an income tax benefit of 15.1% in the comparable period in 2000. This change was primarily attributable to accruing a tax benefit related to the losses at European Micro UK, however the Company has not accrued a tax benefit for operating losses in the United States or Singapore as realization is not considered more likely than not.

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

           Gross margins decreased from 12.9% in the year ended June 30, 1998 to 8.4% in the comparable period in 1999. Excluding related party transactions, gross margin decreased from 17.0% in the year ended June 30, 1998 to 9.4% in the comparable period in 1999. The decrease in gross margins was attributable to higher than usual margins caused by the purchase of computer peripherals in 1998, which were purchased by the Company on exceptional trading terms and subsequently sold at significant mark-ups.

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

           OPERATING EXPENSES. Operating expenses as a percentage of total net sales increased from 6.4% in the year ended June 30, 1998 to 6.9% in the comparable period in 1999. Commissions and bonus payments to employees decreased as these payments are tied to the Company's gross profit and gross margin. This decrease was offset by increased operating expenses related to the opening of the Singapore office in November 1998 and administrative expenses incurred by European Micro Holdings, Inc., which began operations in January 1998, but did not start to incur substantial expenses until April 1998.

           INTEREST EXPENSE. Interest expense decreased by $13,000 from $459,000 in the year ended June 30, 1998 to $446,000 in the comparable period in 1999. This was attributable to decreased borrowings by the Company to fund its inventory and accounts receivable after the receipt of funds from the Company's initial public offering.

           INTEREST IN UNCONSOLIDATED SUBSIDIARY. The Company's share of income or loss from Big Blue Europe changed from a gain of $3,000 in the year ended June 30, 1998 to a loss of $32,000 in the comparable period in 1999. This reduction in earnings is attributed to an increased provision for inventory obsolescence. During the year ended June 30, 1999, the Company made an unsecured loan to Big Blue Europe in the amount of $350,000. This loan is due on demand and has an annual interest rate of 9.25%, payable quarterly.

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

NEW ACCOUNTING PRONOUNCEMENTS

DERIVATIVE INSTRUMENTS

           SFAS No. 133, "Accounting for Derivate Instruments and Hedging Activities," was issued in June 1998 and as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB No. 135, was issued June 2000. These statements were adopted effective July 1, 2000, but will not materially impact the Company's consolidated financial statements. These standards establish accounting and reporting standards for derivative instruments and hedging activities.

REVENUE RECOGNITION

           In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." The effective date has been deferred with respect to the Company to the fourth fiscal quarter of 2001 pending additional interpretive guidance. The Company is not able to quantify the impact of SAB 101 at this time. However, there is at least one issue that could have a material impact on the Company's consolidated financial statements. For European Micro UK the standard practice is to recognize revenue on shipment. However, title to the goods is retained until full payment is received from the customer to perfect the Company's interest in the goods. Under possible interpretations, European Micro UK would not be able to recognize revenue until full payment is received. In the transition year, revenues would be lower as all sales on the net terms not collected by year-end would not be recognized.

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

LIQUIDITY AND CAPITAL RESOURCES

           The Company's primary cash requirements are for operating expenses, funding accounts receivable, the purchase of inventory to support operations, taking greater advantage of available cash discounts offered by certain of the Company's suppliers for early payment, acquisitions and debt service. The Company has historically funded these cash requirements through a combination of loans, internally generated cash flow and the net proceeds of its initial public offering.

           GENERAL. The Company has suffered operating losses in the current fiscal year. Ongoing legal costs associated with the litigation related to Big Blue Europe, the costs associated with the Company's electronic commerce strategy, increases in general overhead costs, and increased interest expense due primarily to increased borrowings, coupled with decreasing sales volumes and gross profit margins, have negatively impacted operating results. These factors may continue to impact the Company's operations.

           The Company was not in compliance with certain loan agreement financial covenants during fiscal year 2000. While the Company has obtained waivers from these covenant violations existing at June 30, 2000, in most instances the waivers only address the covenant reporting period ending thereon. Management believes that the Company will be able to comply with its debt agreements, including financial covenants, during the fiscal year ending June 30, 2001. However, compliance with these financial covenants during fiscal 2001 will require improved operating results compared to fiscal 2000. Management has initiated certain actions to increase the likelihood of attaining these improved operating results. Such actions include, among other things, (i) modifying the terms of certain financial covenants, (ii) entering into the Equity Credit Line,
(iii) temporarily suspending activities related to its electronic commerce strategy until specific funding can be obtained, (iv) obtaining extensions of the due date for payment of contingent earn-out amounts relating to calendar year 2000 under the American Micro purchase agreement, (v) adjusting staffing levels, and (vi) implementing steps to increase sales volume and lower inventory levels. No assurances can be given that management's initiatives will be successful, and that loan agreement defaults will not occur in the future.

           Another factor that could negatively impact the Company's liquidity is the terms of the borrowing arrangements of European Micro UK. Certain of European Micro UK's borrowing capacity is subject to termination by the lender at lender's sole discretion. Further, the American Micro and Nor-Easter line of credit facilities and the European Micro Holdings, Inc. term loan contain subjective acceleration clauses. These factors increase the liquidity risk to the Company. Management believes that, based on the projected fiscal year 2001 operating results of the Company and its relationship with the creditors, its existing credit arrangements will remain effective during fiscal 2001.

           WORKING CAPITAL. Working capital requirements of European Micro UK are funded by a combination of line of credit facilities, together with accounts receivable financing. In both cases, the amounts drawn down accrue the same rate of interest based on a markup over the bank borrowing rate in the United Kingdom. The bank line of credit was 2.0 million pounds sterling ($3.0 million) at June 30, 2000. The accounts receivable financing provides for a borrowing base of 85% of accounts receivable, with a limit of 6.2 million pounds sterling ($9.4 million on June 30, 2000). The limit on trade receivables financing increased from a maximum of 5.5 million pounds sterling at June 30, 1999 ($8.3 million at June 30, 1999). This facility can be terminated by either party giving three months' notice. The finance company which provides the receivable financing facility has full recourse to European Micro UK with respect to any doubtful or unrecovered amounts. Interest is charged on the receivable financing balance at 1.25% above the bank borrowing rate of 6% at June 30, 2000, and 5% at June 30, 1999. European Micro UK also had a revolving credit agreement secured against inventory. The facility allowed European Micro UK to borrow up to 3.5 million pounds sterling ($5.3 million at June 30, 2000) to assist in the purchase of inventory. This revolving credit agreement expired in August 2000 and was renewed, through July 1, 2001, by European Micro UK in September 2000 to allow for borrowings up to 2.0 million pounds sterling ($3.0 million at June 30, 2000) which are secured by the general corporate assets of European Micro UK. Borrowings under the bank line of credit and revolving credit agreement are capped at a maximum of 2.0 million pounds sterling outstanding under the combined facilities at any point in time.

           Working capital requirements of the Company's operations based in the United States are funded by two lines of credit. On October 28, 1999, American Micro and Nor'Easter each obtained a line of credit secured by accounts receivable and inventory. Amounts available under each of the line of credit agreements are based upon eligible accounts receivable and inventory, up to a maximum borrowing amount of $1.5 million for each agreement. Each of these lines of credit were to mature on October 28, 2000. Interest accrues at 0.5% over the bank borrowing rate of 9.5% at June 30, 2000. As partial security for these loans, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. In the event the Company defaults on one or more of these loans, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in the Company because Messrs. Gallagher and Shields together own 71% of the Company's outstanding common stock. The lines of credit agreements include certain financial and non-financial covenants and restrictions. The agreements also contain a provision whereby the lender can declare a default based on subjective criteria. As of June 30, 2000, the Company was not in compliance with certain of the financial covenants in the agreements.

           On October 5, 2000, the Company received a waiver of the covenant violations for the June 30, 2000 reporting date for the American Micro and Nor'Easter lines of credit. The Company and the bank terminated the existing lines of credit and entered into a new borrowing arrangement whereby each of American Micro and Nor'Easter will have a working capital line of credit equal to the lesser of (i) $1.5 million or (ii) the sum of 85% of eligible accounts receivable, plus the lesser of 50% of eligible inventory or $750,000. Interest will be paid monthly at a floating rate of 50 basis points over the bank's base rate. The term of the new arrangements is for one year from the closing date. The new facilities also require the companies to maintain depository accounts at the bank, whose daily receipts will be applied against outstanding borrowings under the lines of credit. As a result, the borrowings are classified as current liabilities on the Company's consolidated balance sheet at June 30, 2000. The new facilities also place certain restrictions on the companies' ability to pay dividends and to make capital expenditures, among other things, and includes a provision whereby the lender can declare a default based on subjective criteria. Collateral under the new credit line facilities consists of a first priority lien on all assets of American Micro and Nor'Easter. Messrs. Gallagher and Shields guaranteed the borrowings under these arrangements. These borrowings are cross-collateralized and cross-defaulted with borrowings under the $1.5 million term loan to European Micro Holdings, Inc.

           LONG-TERM CAPITAL. The Company's long-term capital needs have historically been met from the sales of securities and long-term borrowings. In June 1998, the Company received $9.3 million in gross proceeds from its initial public offering of 933,900 shares of common stock. The Company incurred total expenses in connection with the offering of $2.2 million. The Company has used the proceeds to acquire Sunbelt and American Micro and to fund operations and provide working capital to European Micro UK, Nor'Easter and Colchester.

           Certain long-term funding is supplied to the Company in the form of capital lease agreements and term loans. The lease agreements are secured by vehicles owned by the Company. The agreements are usually for 36 months from the date of purchase and are typically for 80% of the purchase value of the vehicle. All but two of the agreements are subject to variable rate interest. As of June 30, 2000, the borrowings were $49,000, of which $19,000 was due after more than one year.

           On October 28, 1999, the Company obtained a $1.5 million term loan. The term loan agreement is with the same lender as the Nor'easter Micro and American Micro line of credit facilities discussed above. Further, the term loan credit agreement contains similar loan covenant requirements. The term loan is to be repaid with quarterly payments of $125,000 over three years. The term loan bears interest at the one-month LIBOR plus two and one-quarter percentage points (2.25%). One-month LIBOR at June 30, 2000 was 6.67%. Three payments have been made, bringing the balance down to $1,125,000 at June 30, 2000. The term loan is secured by substantially all of the assets of the Company. As partial security for this loan, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. In addition, Mr. Shields has pledged personal assets as additional collateral and has further agreed to maintain certain personal financial statement liquidity levels. In the event the Company defaults on this loan, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in the Company because Messrs. Gallagher and Shields together own 71% of the Company's outstanding common stock. The term loan agreement includes certain financial and non-financial covenants and restrictions. The agreement also contains a provision whereby the lender can declare a default based on subjective criteria. As described above, the Company was not in compliance with loan covenants for the June 30, 2000 reporting period. The Company has received a waiver of the non-compliance with the financial covenants. The amended borrowing agreement with the lender includes revised financial covenants.

           On July 1, 1999, the Company acquired AMCC for a purchase price of $1,131,00, plus an earn-out. The portion of the purchase price paid at closing was funded through the Company's working capital. The contingent earn-out payment relating to two times the after tax earnings for calendar year 1999 of approximately $600,000 was paid in March 2000. The remaining earn-out portion of the purchase price relating to two times the after tax earnings for calendar year 2000 is expected to be funded through the Company's working capital, and a note payable to the former shareholders of AMCC. Pursuant to the original merger agreement, the remaining earn-out portion was to be due no later than May 1, 2001. The former shareholders of AMCC have agreed that, until July 1, 2001 and thereafter for so long as the repayment of the earn-out is limited by the loan covenants with SouthTrust Bank, the Company will pay the shareholders $50,000 per month, plus 8% interest, commencing April 1, 2001. The remaining unpaid earn-out amount will be payable July 1, 2001 to the extent not limited by such covenants.

           On July 16, 1999, European Micro UK purchased the office building in which it had previously been leasing space for 1,705,000 pounds sterling ($2,580,000 at June 30, 2000). The purchase price was financed in part by a loan in the amount of 1,312,000 pounds sterling ($1,985,000 at June 30, 2000). This loan calls for monthly payments of principal and interest in the amount of 15,588 pounds sterling ($23,589 at June 30, 2000) and matures in July 2009. The mortgage loan note bears interest at a fixed rate of 7.6%. The mortgage loan note includes certain financial and non-financial covenants and restrictions. The agreement also contains a provision whereby the lender can declare a default based on subjective criteria. The financial covenants are measured using the financial results of European Micro UK as of each fiscal year end. Based upon European Micro UK's fiscal year end operating results, European Micro UK was out of compliance with one of the covenant requirements at June 30, 2000. The Company has obtained a waiver through July 1, 2001 of this non-compliance.

           On August 24, 2000, European Micro Holdings, Inc. entered into an Equity Line of Credit (the "EQUITY CREDIT LINE"). Pursuant to the Equity Credit Line, an institutional investor agreed to acquire up to $20 million of the Company's common stock at a purchase price equal to 88% of the market price of such stock, as defined in the agreement. The timing of each sale and the number of shares to be sold is at the discretion of the Company, subject to various conditions, including shareholder approval and an effective registration of the shares. The dollar amount that the Company can request under any individual sale is subject to the average trading volume of the Company's common stock for the preceding 25-day trading period. The maximum term of the Equity Credit Line is 30 months from the date of the agreement. The agreement contains various representations, warranties and covenants by the Company, including limitations on the Company's ability to sell common stock or common stock equivalents, sell assets, merge, or enter into certain other transactions.

           FISCAL YEAR ENDED JUNE 30, 2000. Net cash used in operating activities for fiscal 2000 amounted to $1.2 million. Significant factors in the use of cash were a net loss in the period of $3.2 million, a decrease in trade payables, net of effects from acquisitions, of $2.4 million, a decrease in accrued expenses and other liabilities, net of effects from acquisitions, of $1.1 million, and a decrease in income taxes payable, net of effects from acquisitions of $0.4 million. The amount of cash used in the Company's operations was partially offset by a decrease in trade receivables, net of effects from acquisitions, of $2.5 million, a decrease is due from related party of $1.1 million and a decrease in inventory, net of effects from acquisitions, of $3.0 million.

           Cash used in investing activities amounted to $5.3 million. This consisted of expenditures on fixed assets of $3.4 million, largely the purchase of European Micro UK's office building, the sale of fixed assets of $56,000, the acquisitions of American Micro of $1.8 million and an advance to Big Blue Europe of $150,000.

           Cash provided by financing activities was $4.7 million, of which $2.0 million was provided by an increase in the short-term borrowings, net and $3.5 million was provided by proceeds from long-term borrowings. These long-term borrowings consisted of $2.1 million provided by the proceeds from the mortgage loan secured by European Micro UK's office building and $1.5 million provided by a term loan. Repayments on long-term borrowings were $110,000 to pay down the mortgage loan on the building, $375,000 to pay down the term loan and $300,000 to pay down borrowings assumed from the acquisition of AMCC.

           FISCAL YEAR ENDED JUNE 30, 1999. Net cash used in operating activities for fiscal 1999 amounted to $8.8 million. Significant factors in the use of cash were a decrease in trade payables, net of effects from acquisitions, of $1.1 million, an increase in inventories, net of effects from acquisitions of $5.4 million and an increase of trade receivables, net of effects from acquisitions of $3.0 million. The decrease in trade payables was largely attributable to paying down the large payables balance that was acquired in the Sunbelt acquisition. The increase in inventory was largely attributable to large quantity purchases of computer products at prices which the Company considered to be favorable and a relatively low level of inventory at June 30, 1998. The increase in trade receivables is largely attributable to the increase in third party sales. The amount of cash used in the Company's operations was partially offset by net income in the period of $854,000, cash generated from a reduction in other current assets of $1.8 million, primarily related to the prepayment of inventory at June 30, 1998 of $2.0 million.

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

           FISCAL YEAR ENDED JUNE 30, 1998. Cash provided by operating activities for fiscal 1998 amounted to $1.6 million. Significant factors in the generation of cash were net income for the year of $4.5 million and an increase in taxes payable of $2.2 million. The cash provided by operations was partially offset primarily by the increases in trade receivables of $2.3 million, which was a result of the considerable increase in business during the period, including significant UK sales with longer credit terms and an advance payment made for the purchase of inventory of $2.0 million. The advance payment was made to take advantage of favorable pricing. Further, cash was used to pay down trade payables by $400,000 and an increase in due from related parties of $329,000.

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

           ACCOUNTS RECEIVABLE. The Company sells its products and services to a customer base of more than 770 value-added resellers, corporate resellers, retailers and direct marketers. The Company offers credit terms to qualifying customers and also sells on a pre-pay and cash-on-delivery basis. With respect to credit sales, the Company attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. Also, substantially all of European Micro UK's accounts receivables are insured. Nor'Easter, Colchester and American Micro generally do not insure their accounts receivable.

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

           ECONOMIC AND MONETARY UNION. On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro." These countries adopted the Euro as their common legal currency on that date. The Euro is trading on currency exchanges and is available for non-cash transactions. Until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries. Through the operations of European Micro UK, the Company has significant operations within the European Union, including many of the countries which adopted the Euro. The Company continues to evaluate the impact that the Euro will have on its continuing business operations and no assurances can be given that the Euro will not have a material adverse effect on the Company's business, financial condition and results of operations. However, the Company does not expect the Euro to have a material effect on its competitive position as a result of price transparency within the European Union because the Company does not rely on currency imbalances in purchasing inventory from within the European Union. In the first two quarters of trading, the Euro devalued against sterling by 12.2%, adversely affecting the value of the Company's trade receivables denominated in Euros. Going forward, the Company cannot accurately predict the impact the Euro will have on currency exchange rates or the Company's currency exchange rate risk. The Internal Revenue Service ("IRS") has requested comments on various tax issues raised by the Euro conversion. The IRS is expected to publish guidelines on this issue and, until such time, the Company cannot predict whether the IRS guidelines will have any tax consequences on the Company.

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

                                                         EXPECTED
                                                       MATURITY OR
                                                     TRANSACTION DATE                 FAIR VALUE

FOREIGN CURRENCY EXCHANGE CONTRACTS

JUNE 30, 2000

  (Receive $US / pay(pound))                           July 19, 2000
  Contract amount (in thousands)                         $2,000                          $2,012
  Average contractual exchange rate             1.5045 $US /(pound)1

JUNE 30, 1999

  (Receive(pound)/pay euro)                             July 9, 1999
  Contract amount (in thousands)                   (pound)1,000                    (pound)1,027
  Average contractual exchange rate             1.5635 euro /(pound)1

  (Receive(pound)/pay euro)                            July 12, 1999
  Contract amount (in thousands)                   (pound)1,000                    (pound)1,015
  Average contractual exchange rate             1.546 euro /(pound)1


           Foreign currency losses, net were $325,000 in 2000, $579,000 in 1999 and $510,000 in 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The consolidated financial statements of the Company appear beginning at page F-1. Certain quarterly financial data is set forth below.

                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                 NET INCOME (LOSS) PER SHARE
JUNE 30, 2000                       NET SALES          GROSS PROFIT          NET INCOME               (BASIC AND DILUTED)
-------------                       ---------          ------------          ----------               -------------------
First Quarter                        $32,764               3,697                  207                     $ 0.04
Second Quarter                        34,545               3,704                   11                       0.00
Third Quarter                         24,354               1,855               (1,308)                     (0.26)
Fourth Quarter                        23,830               2,095               (2,117)                     (0.42)


                                                                                                   NET INCOME PER SHARE
JUNE 30, 1999                       NET SALES          GROSS PROFIT          NET INCOME             (BASIC AND DILUTED)
-------------                       ---------          ------------          ----------                ------------
First Quarter                        $29,297               2,945                 722                      $0.15
Second Quarter                        29,011               2,258                  24                       0.00
Third Quarter                         38,465               2,929                  22                       0.00
Fourth Quarter                        35,433               2,954                  86                       0.02




                                                                                                   NET INCOME PER SHARE
JUNE 30, 1998                       NET SALES          GROSS PROFIT          NET INCOME             (BASIC AND DILUTED)
-------------                       ---------          ------------          ----------             -------------------
First Quarter                        $24,107               1,839                  485                     $0.12
Second Quarter                        22,002               2,541                  669                      0.16
Third Quarter                         39,130               6,581                2,380                      0.59
Fourth Quarter                        26,214               3,434                  951                      0.23



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information called for by Items 10, 11, 12 and 13 of this Part III is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on October 30, 2000.

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
                                                                   333-44393).




EXHIBIT
NO.            DESCRIPTION                                         LOCATION
---            -----------                                         --------

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




EXHIBIT
NO.            DESCRIPTION                                         LOCATION
---            -----------                                         --------

    10.10      Contract of Employment Agreement between Laurence   Incorporated by reference to Exhibit No.
               Gilbert and European Micro UK dated March 14, 1998  10.11 to the Registration Statement.


    10.11      Subscription Agreement by and between John B.       Incorporated by reference to Exhibit No.
               Gallagher, Harry D. Shields, Thomas H. Minkoff,     10.13 to the Registration Statement.
               Trustee of the Gallagher Family Trust, Robert H.
               True and Stuart S. Southard, Trustees of the Henry
               Daniel Shields 1997 Irrevocable Educational Trust,
               European Micro Holdings, Inc. effective as of
               January 31, 1998

    10.12      Administrative Services Contract by and between     Incorporated by reference to Exhibit No.
               European Micro Holdings, Inc. and European Micro    10.14 to the Registration Statement.
               Plc effective as of January 1, 1998

    10.13      Escrow Agreement between European Micro Holdings,   Incorporated by reference to Exhibit No.
               Inc., Tarpon Scurry Investments, Inc. and The       10.15 to the Registration Statement.
               Chase Manhattan dated as of March 24, 1998

    10.14      Form of Indemnification Agreements with officers    Incorporated by reference to Exhibit No.
               and directors                                       10.16 to the Registration Statement.

    10.15      Form of Transfer Agent Agreement with Chase Mellon  Incorporated by reference to Exhibit No.
               Shareholder Services, L.L.C.                        10.17 to the Registration Statement.

    10.16      Form of Credit Agreement by and between European    Incorporated by reference to Exhibit No.
               Micro UK and National Westminster Bank Plc          10.17 to the Annual Report on Form 10-K
                                                                   for the  fiscal  year  ended June
                                                                   30,    1998    filed   with   the
                                                                   Commission on September 28, 1998.

    10.17      Consulting Contract dated September 10, 1998 by     Incorporated by reference to Exhibit 10.19
               and between European Micro Holdings, Inc. and The   to Registrant's Form 10-Q for the quarter
               Equity Group                                        ended September 30, 1998.

    10.18      Employment Agreement dated July 1, 1999 between     Incorporated by reference to Exhibit 10.21
               John B. Gallagher and American Micro                to Registrant's Form 10-K for the year
                                                                   ended June 30, 1999.

    10.19      Revolving Loan Agreement dated October 5, 2000      Provided herewith.
               between American Micro and SouthTrust Bank re:
               Line of Credit to American Micro

    10.20      First Amendment to Loan Agreement dated October 5,  Provided herewith.
               2000 among the Company, American Micro, Nor'Easter
               and SouthTrust Bank, N.A. re: Term Loan to the
               Company

    10.21      Revolving Loan Agreement dated October 5, 2000      Provided herewith.
               between Nor'Easter and SouthTrust Bank re: Line of
               Credit to Nor'Easter

    10.22      Loan Agreement dated October 28, 1999 among the     Incorporated by reference to Exhibit 10.23
               Company, American Micro, Nor'Easter and SouthTrust  to Registrant's Form 10-Q for the quarter
               Bank, N.A. re: Term Loan to the Company             ended September 30, 1999.




EXHIBIT
NO.            DESCRIPTION                                         LOCATION
---            -----------                                         --------

    10.23      Security Agreement dated October 5, 2000 between    Provided herewith.
               Nor'Easter and SouthTrust Bank

    10.24      Security Agreement dated October 5, 2000 between    Provided herewith.
               American Micro and SouthTrust Bank

    10.25      Line of Credit Note given by Nor'Easter to          Provided herewith.
               SouthTrust Bank

    10.26      Line of Credit Note given by American Micro to      Provided herewith.
               SouthTrust Bank

    10.27      Unconditional Guaranty given by Harry Shields to    Provided herewith.
               SouthTrust Bank Re: American Micro

    10.28      Unconditional Guaranty given by John Gallagher to   Provided herewith.
               SouthTrust Bank Re: American Micro

    10.29      Amended and Restated Unlimited Guaranty Agreement   Provided herewith.
               dated October 5, 2000 between Harry Shields and
               SouthTrust Bank

    10.30      Amended and Restated Unlimited Guaranty Agreement   Provided herewith.
               dated October 5, 2000 between John Gallagher and
               SouthTrust Bank

    10.31      Unconditional Guaranty given by John Gallagher to   Provided herewith.
               SouthTrust Bank Re: Nor'Easter

    10.32      Unconditional Guaranty given by Harry Shields to    Provided herewith.
               SouthTrust Bank Re: Nor'Easter

    10.33      Specific Agreement for the Provision of             Incorporated by reference to Exhibit 10.25
               Professional Services dated as of March 17, 2000    to Registrant's Form 10-Q for the quarter
               between the Company and Cap Gemini UK Plc           ended March 31, 2000.

    10.34      Equity Line of Credit Agreement dated as of August  Provided herewith.
               24, 2000, between the Company and Spinneret
               Financial System, Ltd.

    10.35      Registration Rights Agreement dated as of August    Provided herewith.
               24, 2000, between the Company and Spinneret
               Financial System, Ltd.

    10.36      Warrant to Purchase Common Stock dated as of        Provided herewith.
               August 24, 2000, given by the Company to the May
               Davis Group, Inc.

    10.37      Warrant to Purchase Common Stock dated as of        Provided herewith.
               August 24, 2000, given by the Company to the May
               Davis Group, Inc.

    10.38      Registration Rights Agreement dated as of August    Provided herewith.
               24, 2000, between the Company and the May Davis
               Group, Inc.

    10.39      Placement Agent Agreement dated as of August 24,    Provided herewith.
               2000, between the Company and the May Davis Group,
               Inc.

    11.01      Statement re: Computation of Earnings               Provided herewith.



EXHIBIT
NO.            DESCRIPTION                                         LOCATION
---            -----------                                         --------

    15.01      Letter re: Unaudited Financial Information          Not applicable.

    18.01      Letter re Change in Accounting Principles           Not applicable.

    19.01      Report Furnished to Security Holders                Not applicable.

    22.01      Published Report Regarding Matters Submitted to     Not applicable.
               Vote of Security Holders

    23.01      Consents of experts and counsel                     Provided herewith.

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

           Date:  October 11, 2000.

                                       EUROPEAN MICRO HOLDINGS, INC.

                                       By:       /s/ John B. Gallagher
                                          -------------------------------------
                                                 John B. Gallagher
                                                 Co-President

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                          DATE
---------                             -----                          ----

/s/ Harry D. Shields
-------------------------------       Co-Chairman;             October 11, 2000
Harry D. Shields                      Co-President
                                      Principal
                                      Executive
                                      Officer);
                                      Director

/s/ John B. Gallagher
-------------------------------       Co-Chairman;             October 11, 2000
John B. Gallagher                     Co-President
                                      (Principal
                                      Executive
                                      Officer);
                                      Director

/s/ Jay Nash
-------------------------------       Chief Financial          October 11, 2000
Jay Nash                              Officer
                                      and Controller
                                      (Principal
                                      Financial
                                      Officer and
                                      Controller)

/s/ Laurence Gilbert
-------------------------------       Director                 October 11, 2000
Laurence Gilbert

/s/ Kyle R. Saxon
-------------------------------       Director                 October 11, 2000
Kyle R. Saxon

/s/ Barrett Sutton
-------------------------------       Director                 October 11, 2000
Barrett Sutton

                        INDEX TO THE FINANCIAL STATEMENTS



EUROPEAN MICRO HOLDINGS, INC.

Independent Auditors' Report                                                 F-2

Consolidated Balance Sheets as of June 30, 2000 and 1999                     F-3

Consolidated Statements of Operations for the years ended
June 30, 2000, 1999 and 1998                                                 F-4

Consolidated Statements of Changes in Shareholders' Equity
for the years ended June 30, 2000, 1999 and 1998                             F-5

Consolidated Statements of Cash Flows for the years ended
June 30, 2000, 1999 and 1998                                                 F-6

Notes to Consolidated Financial Statements                                   F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and the Shareholders of European Micro Holdings, Inc.

We have audited the consolidated balance sheets of European Micro Holdings, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of European Micro Holdings, Inc. and subsidiaries as of June 30, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.






/s/ KPMG LLP


Nashville, Tennessee
August 24, 2000, except as to notes 3, 9 and 10, which are as of October 5, 2000

                                     EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                            (In thousands, except share data)

                                                                           JUNE 30, 2000        JUNE 30, 1999
                                                                       -----------------------------------------
                          ASSETS
CURRENT ASSETS:
  Cash                                                                            $1,222               $3,168
  Restricted Cash                                                                    364                  379
  Trade receivables, net                                                          13,160               14,938
  Due from related parties                                                             -                1,128
  Inventories, net                                                                 6,194                7,232
  Prepaid expenses                                                                   322                  402
  Income taxes receivable                                                            909                    -
  Other current assets                                                               765                  562

                                                                                ---------            ---------
      TOTAL CURRENT ASSETS                                                        22,936               27,809
  Property and equipment, net                                                      3,927                  612
  Goodwill, net                                                                    2,808                1,675
  Investments in and advances to unconsolidated subsidiaries                         252                  503
  Other assets                                                                       290                    -

                                                                                  ------               ------

      TOTAL ASSETS                                                               $30,213              $30,599
                                                                                 =======              -------


                                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                          $11,903               $8,614
  Current portion of long-term borrowings                                            678                    -
  Trade payables                                                                   2,256                3,484
  Accrued expenses and other current liabilities                                   1,882                2,851
  Due to related parties                                                              11                  633
  Income taxes payable                                                                 -                  383
                                                                                ---------            ---------

      TOTAL CURRENT LIABILITIES                                                   16,730               15,965
  Long-term borrowings                                                             2,373                   23
  Other liabilities                                                                   -                   268

                                                                                ---------            ---------
      TOTAL LIABILITIES                                                          $19,103              $16,256
                                                                                ---------            ---------

SHAREHOLDERS' EQUITY:
  Preferred stock $0.01 par value shares:  1,000,000 authorized no shares
    issued and outstanding                                                             -                    -
  Common stock $0.01 par value shares:  20,000,000 authorized,
    4,933,900 shares issued and outstanding,                                          49                   49
  Additional paid-in capital                                                       9,191                8,979
  Accumulated other comprehensive loss                                             (550)                (312)
  Retained earnings                                                                2,420                5,627

                                                                                ---------            ---------
      TOTAL SHAREHOLDERS' EQUITY                                                  11,110               14,343
                                                                                ---------            ---------

      COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $30,213              $30,599
                                                                                ========             ========
See accompanying notes to consolidated financial statements.


                                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                     (In thousands, except per share data)


                                                              YEARS ENDED JUNE 30,
                                            ---------------------------------------------------
                                                        2000            1999            1998
                                                        ----            ----            ----
SALES:
  Net sales                                         $113,124        $116,866         $82,361
  Net sales to related parties                         2,369          15,340          29,092
                                                    --------        --------        --------

      Total net sales                                115,493         132,206         111,453
                                                    --------        --------        --------

COST OF GOODS SOLD:
 Cost of goods sold                                (101,822)       (105,876)        (68,380)
 Cost of goods sold to related parties               (2,320)        (15,244)        (28,678)
                                                    --------        --------        --------

     Total cost of goods sold                      (104,142)       (121,120)        (97,058)
                                                    --------        --------        --------
GROSS PROFIT                                          11,351          11,086          14,395

OPERATING EXPENSES:
  Selling, general and administrative
    expenses                                        (14,050)         (9,151)         (7,059)
                                                    --------        --------        --------
  Expenses attributable to related
     parties                                               -               -           (104)
                                                    --------        --------        --------
    Total operating expenses                        (14,050)         (9,151)         (7,163)
                                                    --------        --------        --------

INCOME (LOSS) FROM OPERATIONS                        (2,699)           1,935           7,232

Interest income                                           74             147              22
Interest expense                                       (964)           (446)           (459)
Equity in net (loss) income of
  unconsolidated subsidiaries                          (188)            (32)               3
                                                    --------        --------        --------

INCOME (LOSS) BEFORE INCOME TAXES                    (3,777)           1,604           6,798

  Income tax (expense) benefit                           570           (750)         (2,313)
                                                    --------        --------        --------

NET INCOME (LOSS)                                   $(3,207)            $854          $4,485

                                                    ========        ========        ========

Net income (loss) per share - basic                  $(0.64)           $0.17           $1.10

                                                    ========        ========        ========

Net income (loss) per share - diluted                $(0.64)           $0.17           $1.10

                                                    ========        ========        ========

See accompanying notes to consolidated financial statements.

                                                   EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                   (In thousands, except share data)
                                                                              ACCUMULATED
                                                              ADDITIONAL         OTHER                            TOTAL
                                                                PAID-IN      COMPREHENSIVE      RETAINED      SHAREHOLDERS'
                                          COMMON STOCK          CAPITAL      INCOME (LOSS)      EARNINGS         EQUITY
                                      ----------------------- ------------- ------------------ ------------- ----------------
                                          SHARES      AMOUNT
                                          ------      ------
                                      ---------------------------------------------------------------------------------------
Balance at June 30, 1997               4,000,000         $40        $1,624                $21          $826           $2,511
                                      ---------------------------------------------------------------------------------------
Comprehensive Income:
    Net income                                 -           -             -                  -         4,485            4,485
    Other comprehensive income
       for foreign currency
       translation adjustment                  -           -             -                 35            40               75
                                                                            -------------------------------------------------
    Total comprehensive income                 -           -             -                 35         4,525            4,560

Dividends declared ($0.14 per
    share)                                     -           -             -                  -         (550)            (550)
Issuance of common stock, net of
   $2,180 in offering costs              933,900           9         7,150                  -             -            7,159
Compensation charge in relation
   to share options issued to non-
   employees                                   -           -            28                  -          (28)                -

                                      ---------------------------------------------------------------------------------------
Balance at June 30, 1998               4,933,900         $49        $8,802                $56        $4,773          $13,680
                                      ---------------------------------------------------------------------------------------

Comprehensive Income:
     Net income                                -           -             -                  -           854              854
    Other comprehensive income
     for foreign currency
      translation adjustment                   -           -             -              (368)             -            (368)
                                                                            -------------------------------------------------
    Total comprehensive income                 -           -             -              (368)           854              486
Additional offering costs                      -           -          (25)                  -             -             (25)
Compensation charge in relation to
   share options issued to non-
   employees                                   -           -           202                  -             -              202
                                      ---------------------------------------------------------------------------------------
Balance at June 30, 1999               4,933,900         $49        $8,979             $(312)        $5,627          $14,343
                                      ---------------------------------------------------------------------------------------


Comprehensive Income:
     Net loss                                                                                       (3,207)          (3,207)
    Other comprehensive income
     for foreign currency
      translation adjustment                                                            (238)             -            (238)
                                                                            -------------------------------------------------
    Total comprehensive loss                                                            (238)       (3,207)          (3,445)
Adjustment to accrued offering costs

Compensation charge in relation to                                     156                                               156
   share options issued to
   non-employees                                                        56                                                56
                                      ---------------------------------------------------------------------------------------
Balance at June 30, 2000               4,933,900         $49        $9,191             $(550)        $2,420          $11,110
                                      =======================================================================================

See accompanying notes to consolidated financial statements.

                                   EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                                                   YEARS ENDED JUNE 30,
                                                               --------------------------------------------------
                                                                           2000             1999            1998
                                                                           ----             ----            ----
OPERATING ACTIVITIES:
Net income (loss)                                                      $(3,207)             $854          $4,485
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH (USED
IN) PROVIDED BY OPERATING ACTIVITIES
  Depreciation and amortization                                             553              323             192
  Amortization expense related to contingent
     earn-out provisions                                                     47              112               -
  Deferred income taxes                                                   (194)             (15)            (80)
  Equity in net loss (income) of
     unconsolidated subsidiaries                                            188               32             (3)
  Compensation charge for non-employee stock options                         56              202               -
 Provision for note receivable impairment                                   200                -               -
CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS FROM
ACQUISITIONS
  Restricted cash                                                             -            (379)               -
  Trade receivables                                                       2,498          (3,034)         (2,250)
  Due from related parties                                                1,128            (230)           (329)
  Inventories                                                             2,955          (5,407)           (155)
  Prepaid expenses and other current assets                                  38            1,840         (2,651)
  Income taxes receivable                                                 (909)                -               -
  Trade payables                                                        (2,374)          (1,139)           (400)
     Accrued expenses and other liabilities                             (1,127)            (168)             585
  Due to related parties                                                  (622)              395              50
  Income taxes payable                                                    (383)          (2,194)           2,202

                                                                        -------          -------         -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                     (1,153)          (8,808)           1,646
                                                                        -------          -------         -------
INVESTING ACTIVITIES:
  Purchase of fixed assets                                              (3,407)            (155)           (596)
  Sale of fixed assets                                                       56                7             175
  Advances to unconsolidated subsidiaries                                 (150)            (350)               -
  Payment for acquisitions, net of cash acquired                        (1,834)            (720)               -

                                                                        -------          -------         -------
NET CASH USED IN INVESTING ACTIVITIES                                   (5,335)          (1,218)           (421)
                                                                        -------          -------         -------
FINANCING ACTIVITIES:
  Short-term borrowings, net                                              2,040            8,614         (3,257)
  Proceeds from long-term borrowings                                      3,485                -               -
  Repayment of long-term borrowings                                       (785)                -               -
  Dividends paid                                                              -                -           (550)
  Issuance of common stock, net                                               -             (25)           7,159
  Repayment of capital leases                                              (72)             (74)              65
                                                                        -------          -------         -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 4,668            8,515           3,417
                                                                        -------          -------         -------
Exchange rate changes                                                     (126)            (333)              82
                                                                        -------          -------         -------
NET INCREASE (DECREASE) IN CASH                                         (1,946)          (1,844)           4,724
Cash at beginning of year                                                 3,168            5,012             288
                                                                        -------          -------         -------
CASH AT END OF YEAR                                                      $1,222           $3,168          $5,012
                                                                        =======          =======         =======



                                  EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES


NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired                                           $3,314            $4,302               -
Goodwill                                                                 1,418             1,731               -
Fair value of liabilities assumed                                      (2,817)           (4,103)               -
Notes issued for consideration                                               -           (1,083)               -
                                                                        -------          -------         -------
Cash paid for acquisitions                                              $1,915              $847               -
Less cash acquired                                                        (81)             (127)               -

                                                                        -------          -------         -------
Net cash paid for acquisitions                                          $1,834              $720               -

                                                                        =======          =======         =======
Interest paid                                                             $532              $513            $478

                                                                        =======          =======         =======
Taxes paid                                                              $1,022            $2,637            $191

                                                                        =======          =======         =======


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

                                                                    COMMENCED
         COMPANIES                              INCORPORATED         TRADING           ACQUIRED
                                               --------------- -------------------------------------
         European Micro Holdings, Inc.              1997              1998                -
         Nor'Easter Micro Inc.                      1997              1998                -
         European Micro Plc                         1991              1992                -
         European Micro GmbH                        1993              1993                -
         European Micro BV                          1997              1997                -
         Colchester Enterprise Pte. Ltd.            1998              1999                -
         Sunbelt (UK) Limited                        -                  -          October 26, 1998
         American Micro Computer Center, Inc.        -                  -            July 1, 1999
         Engenis.com Ltd.                           2000                -                 -


         European Micro operates in a single industry trading computer components. In principle the Company purchases components from international suppliers, including related parties, and sells them in local markets. The main trading company, European Micro Plc, has its principal operations in Altrincham, England with its subsidiaries operating in Germany and Holland. Nor'Easter Micro Inc. has its operations in Portsmouth, New Hampshire. Colchester Enterprise Pte. Ltd. has its operations in Singapore. American Micro Computer Center, Inc. has its operations in Miami, Florida.

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



2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The major accounting policies followed in the preparation of the consolidated financial statements referred to above are set out below:

         PRINCIPLES OF CONSOLIDATION

         The consolidated results of the Company are in accordance with accounting principles generally accepted in the United States and include the results of operations of its wholly owned subsidiaries, which it controls. All significant intercompany balances and transactions are eliminated in consolidation.

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

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REVENUE AND EXPENSE RECOGNITION

         Revenues are recognized at the time the goods are shipped. Revenues from related parties are recognized when the products are sold by the related parties to third parties. Discount and customer rebates are deducted from sales revenue when earned. Costs of goods sold include material and freight costs. Selling, general and administrative costs are charged to expense as incurred.

         INVENTORIES

         Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average cost method.

         PROPERTY & EQUIPMENT

         Property and equipment are recorded at cost. Property and equipment held under capital leases are stated at the present value of minimum lease payments at the inception of the related leases. Depreciation is calculated using the straight line method over their estimated useful lives as follows: Furniture, fixtures & equipment, 2-7 years and motor vehicles and other, 4 years. Property and equipment held under capital leases and leasehold improvements to property under operating leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the assets.

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

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         FINANCIAL INSTRUMENTS

         The Company enters into foreign currency exchange contracts to reduce exposure to foreign currency fluctuations associated with the settlement of inter-company receivables and payables denominated in foreign currencies. Foreign exchange contracts generally have maturities of less than one year and are accounted for on the fair value method. Gains and losses resulting from these instruments are recognized in the same period as the underlying foreign currency transaction gains and losses and are included in cost of sales. The Company does not use foreign currency exchange contracts or other derivative financial instruments for speculative or trading purposes. The notional amount of the Company's foreign exchange contracts at June 30, 2000 and 1999 was $2,000,000 and $3,225,000, respectively, versus a fair value of $2,012,000 and $3,159,000, respectively.

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

         The value of stock options granted to non-employees, calculated using the black scholes option pricing model, are expensed over the vesting period.

         EARNINGS PER SHARE
         Basic earnings per share is computed based on the weighted average shares outstanding, including contingently issuable shares for which all contingencies have been met, and excludes any potential dilution. Diluted earnings per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period.

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

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         NEW ACCOUNTING PRONOUNCEMENTS

         DERIVATIVE INSTRUMENTS

         SFAS No. 133, "Accounting for Derivate Instruments and Hedging Activities," was issued in June 1998 and as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB No. 135, was issued June 2000. These statements will be adopted effective July 1, 2000, but will not materially impact the Company's consolidated financial statements. These standards establish accounting and reporting standards for derivative instruments and hedging activities.

         REVENUE RECOGNITION

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." The effective date has been deferred with respect to the Company to the fourth fiscal quarter of 2001 pending additional interpretive guidance. The Company is not able to quantify the impact of SAB 101 at this time. However, there is at least one issue that could have a material impact on the Company's consolidated financial statements. For European Micro UK the standard practice is to recognize revenue on shipment. However, title to the goods is retained until full payment is received from the customer to perfect the Company's interest in the goods. Under possible interpretations, European Micro UK would not be able to recognize revenue until full payment is received. In the transition year, revenues would be lower as all sales on the net terms not collected by year-end would not be recognized.

3        LIQUIDITY

         The Company has suffered operating losses in the current fiscal year. Ongoing legal costs associated with the litigation related to Big Blue Europe, the costs associated with the Company's electronic commerce strategy, increases in general overhead costs, and increased interest expense due primarily to increased borrowings, coupled with decreasing sales volumes and gross profit margins, have negatively impacted operating results. These factors may continue to impact the Company's operations.

         The Company was not in compliance with certain loan agreement financial covenants during fiscal year 2000. While the Company has obtained waivers from these covenant violations existing at June 30, 2000, in most instances the waivers only address the covenant reporting period ending thereon. Management believes that the Company will be able to comply with its debt agreements, including financial covenants, during the fiscal year ending June 30, 2001. However, compliance with these financial covenants during fiscal 2001 will require improved operating results compared to fiscal 2000. Management has initiated certain actions to increase the likelihood of attaining these improved operating results. Such actions include, among other things, (i) modifying the terms of certain financial covenants, (ii) entering into the Equity Credit Line (see note 19), (iii) temporarily suspending activities related to its electronic commerce strategy until specific funding can be obtained (see note 12), (iv) obtaining extensions of the due date for payment of contingent earn-out amounts relating to calendar year 2000 under the American Micro purchase agreement (see note 7), (v) adjusting staffing levels, and (vi) implementing steps to increase sales volume and lower inventory levels. No assurances can be given that management's initiatives will be successful, and loan agreement defaults will not occur in the future.

         Another factor that could negatively impact the Company's liquidity is the terms of the borrowing arrangements of European Micro Plc. As disclosed in notes 9 and 10, certain of this subsidiary's borrowing capacity is subject to termination by the lender at such lender's sole discretion. Further, the American Micro and Nor-Easter line of credit facilities and the European Micro Holdings, Inc. term loan contain subjective acceleration clauses. These factors increase the liquidity risk to the Company. Management believes that, based on the projected fiscal year 2001 operating results of the Company and its relationship with the creditors, that its existing credit arrangements will remain effective during fiscal 2001.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

4        TRADE RECEIVABLES, NET

         Trade receivables consist of the following (in thousands):

                                                                       JUNE 30,
                                                       -------------------------------
                                                               2000              1999
                                                               ----              ----

         Total trade receivables                             $13,229          $15,017
         Less:  Allowance for doubtful receivables               (69)             (79)
                                                             -------          -------
                                                             $13,160          $14,938
                                                             =======          =======

         At June 30, 2000, trade receivables are pledged as collateral against borrowings (see note 9).

         A roll forward of the allowance for doubtful trade receivables is as follows (in thousands):

                                                                          JUNE 30,
                                                                ------------------------
                                                                     2000          1999
                                                                     ----          ----
         Balance at beginning of year                                 $79           $23
         Foreign currency translation adjustment                      (3)             -
         Acquisitions                                                 116            11
         Provision for bad debt                                        80            56
         Amounts written off                                        (203)          (11)
                                                                   ------         -----
         Balance at end of year                                       $69           $79
                                                                   ======         =====

5        INVENTORIES

         Inventories consist of the following (in thousands):
                                                                          JUNE 30,
                                                                -------------------------
                                                                     2000          1999
                                                                     ----          ----

         Finished goods and goods for resale                       $6,818        $7,348
         Less:  Allowance for inventory obsolescence                 (624)         (116)

                                                                  -------        ------
                                                                   $6,194        $7,232
                                                                  =======        ======


                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

5        INVENTORIES (CONTINUED)

         A roll forward of allowance for obsolescence is as follows (in thousands):

                                                                 JUNE 30,
                                                        ------------------------
                                                            2000          1999
                                                            ----          ----

         Balance at beginning of year                        $116            $9
         Foreign currency translation adjustments             (3)             0
         Provision for obsolescence                           929           602
         Amounts written off                                (418)         (495)
                                                           ------         -----
         Balance at end of year                              $624          $116
                                                           ======         =====


6        PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                                                 JUNE 30,
                                                        ------------------------
                                                               2000        1999
                                                               ----        ----
         Buildings and leasehold improvements               $2,694           $-
         Furniture, fixtures and equipment (note 12)         1,866          994
         Vehicles and other                                    447          416
                                                            ------       ------

                                                              5,007       1,410
         Less:  accumulated depreciation                    (1,080)       (798)
                                                            ------       ------

         NET BOOK VALUE                                      $3,927        $612
                                                            =======      ======

         On July 16, 1999, European Micro Plc, a wholly-owned subsidiary of the Company ("EUROPEAN MICRO UK"), purchased the office building in which it had previously leased space for a purchase price of 1,705,000 pounds sterling ($2,580,000 at exchange rate on June 30, 2000). The purchase price was financed in part by a mortgage loan note in the amount of 1,312,000 pounds sterling (see note 10).

         At June 30, 2000 and 1999, vehicles with a cost of approximately $212,000 and $248,000, and accumulated depreciation of approximately $129,000 and $117,000, respectively, were held under capital leases.

         Depreciation expense was $405,000, $267,000 and $192,000 for the years ended June 30, 2000, 1999, and 1998, respectively.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

7        GOODWILL

         On October 26, 1998, European Micro UK acquired all of the outstanding shares of capital stock of Sunbelt (UK) Limited ("SUNBELT"). The Sunbelt purchase price (to be settled in pounds sterling) is comprised of a guaranteed portion and two contingent earn-out payments. The guaranteed portion of the purchase price, which was based upon Sunbelt's net book value at closing and a multiple of its fiscal year 1998 pre-tax earnings, was 940,000 pounds sterling (approximately $1,423,000 at exchange rate on June 30, 2000). Of this guaranteed amount, approximately 360,000 pounds sterling (approximately $545,000 at exchange rate on June 30, 2000) was paid in cash at closing. The unpaid balance of the guaranteed consideration includes a note payable to the former 40% Sunbelt shareholder in the amount of 240,163 pounds sterling ($364,000 at exchange rate on June 30, 2000) to be repaid in November 2005, subject to early repayment at the option of the note holder at any time after June 1, 1999. Such note payable is secured by a cash account of equal amount at June 30, 2000. The note payable and the cash balances are reflected on the accompanying consolidated balance sheet at June 30, 2000, in accrued expenses and other current liabilities and restricted cash, respectively. The Company has the option of paying future amounts due to the former Sunbelt shareholders in common stock of European Micro Holdings, Inc. If the Company elects to pay any portion of the purchase price in shares of the Company's common stock, then Sunbelt's shareholders have fifteen days to make arrangements to sell such shares over the next forty trading days. If the sale of such shares results in net proceeds of less than the purchase price, then the Company will pay the difference in cash to Sunbelt's shareholders. The Company also entered into employment agreements with the two former shareholders of Sunbelt. The Company discontinued Sunbelt's Nova line of products effective January 31, 2000. With the closure of the Nova line of products, the employment agreement with one of the former shareholders was terminated. Also, in July 2000, the employment agreement with the other former shareholder was terminated.

         During November 1999, purchase accounting adjustments were made to the calculation of the guaranteed portion and the two contingent earn-out amounts. These adjustments resulted from the recalculation of fiscal year 1998 pretax earnings of Sunbelt, resulting in a reduction of 134,000 pounds sterling ($203,000 at exchange rate on June 30, 2000) to the guaranteed portion and 32,000 pounds sterling ($48,000 at exchange rate on June 30, 2000) to the contingent consideration. The portion of the guaranteed consideration due at the end of the first contingent earn-out period, which ran from November 1, 1998 to October 31, 1999, was paid in November 1999 in the amount of 53,708 pounds sterling ($81,276 at exchange rate on June 30, 2000). Also, the portion of the first contingent earn-out payment related to employee retention and the volume of purchases from the Far East, was paid in November 1999 in the amount of 190,820 pounds sterling ($288,768 at exchange rate on June 30, 2000).

         The unpaid balance of the guaranteed purchase price of 152,656 pounds sterling ($231,014 at exchange rate on June 30, 2000), and the portion of the second contingent earn-out payment related to the volume purchases from the Far-East of 129,758 pounds sterling ($196,363 at exchange rate on June 30, 2000) is reflected in goodwill, net and accrued expenses and other current liabilities on the accompanying consolidated balance sheet at June 30, 2000 as the contingency has been met. At June 30, 2000 all contingent consideration related to the Sunbelt acquisition has either been paid or accrued. Goodwill from this transaction is being amortized on a straight-line basis over 20 years.

         On November 12, 1998, European Micro UK acquired the assets of H&B Trading International BV ("H&B"). The acquisition of H&B was accounted for as a purchase. The base purchase price, subject to adjustment, of approximately 125,000 Dutch guilders ($54,000 at exchange rate on June 30, 2000) exceeded the estimated value of net assets acquired by approximately 85,000 Dutch guilders ($37,000 at exchange rate on June 30, 2000), which is being amortized on a straight-line basis over 20 years. The financial criteria for the period ended June 30, 2000 and 1999 were not met, therefore, the additional consideration was not accrued or paid.

         The Company acquired American Surgical Supply Corp. of Florida d/b/a/ American Micro Computer Center ("AMCC"), in a merger on July 1, 1999. The transaction was structured as a merger of AMCC with and into the newly formed, wholly owned subsidiary of the Company. Upon consummation of the merger, the subsidiary's name was changed to American Micro Computer Center, Inc. ("AMERICAN MICRO"). The purchase price for AMCC

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

7        GOODWILL (CONTINUED)

         was equal to $1,131,000, plus an earn-out amount payable in cash or shares of the Company's common stock (at the Company's discretion) equal to two times the after-tax earnings of American Micro in calendar year 1999 and two times the after-tax earnings of American Micro in calendar year 2000. The portion of the purchase price paid at closing was funded through the Company's working capital. In addition, the Company assumed all outstanding indebtedness of AMCC, including a shareholder loan in the approximate amount of $289,000. This loan was owed to the father of John B. Gallagher, the Company's Co-President, Co-Chairman and significant shareholder. This note was repaid in full in November 1999. If the Company elects to pay any portion of the purchase price in shares of the Company's common stock, then AMCC's former shareholders have fifteen days to make arrangements to sell such shares over the next forty trading days. If the sale of such shares results in net proceeds of less than the purchase price, then the Company will pay the difference in cash to AMCC's shareholders.

         The acquisition of AMCC was accounted for as a purchase. The base purchase price, inclusive of transaction costs, of approximately $1,315,000 exceeded the estimated fair market value of net assets acquired by approximately $817,000, which constitutes goodwill and which is being amortized on a straight-line basis over 20 years. The results of operations of American Micro, since acquisition, have been included in the accompanying financial statements. The contingent earn-out payment relating to two times the after tax earnings for calendar year 1999 of approximately $600,000 was paid in March 2000 and is reflected in goodwill, net. The contingent earn-out payment relating to two times the after tax earnings for calendar year 2000 has not been recognized in the accompanying consolidated condensed financial statements as the calculation of such amounts are not determinable at this point in time. The second earn-out payment will be due in monthly principal payments of $50,000, plus interest at 8% until July 1, 2001 at which time the amount is due in full subject to financial covenant restrictions. Such payment will be offset by a $259,000 receivable due from AMCC's previous owners.

         The results of operations of the above entities have been included in the accompanying consolidated financial statements from the respective dates of acquisition.

         The following summarized unaudited pro forma financial information assumes the acquisition of Sunbelt and AMCC occurred on July 1, 1998 ($ in thousands, except share data):

                                                         YEAR ENDED
                                                         ----------
                                                      JUNE 30, 1999
                                                      -------------
                  Total net sales                          $137,960
                  Net income                                 $1,149
                  Earnings per share:
                     Basic                                    $0.23
                     Diluted                                  $0.23

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

         A roll forward of goodwill is as follows (in thousands):

                                                         YEAR ENDED
                                                         ----------
                                                      JUNE 30, 2000
                                                      -------------
         Balance at beginning of year                        $1,675
         Foreign currency translation adjustment               (84)
         Purchase accounting adjustments                      (251)
         Additions                                            1,616
         Amortization                                         (148)

                                                            -------
         Balance at end of year                              $2,808

                                                            =======

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

8        INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

         During the year ended June 30, 1997 the Company purchased 50% of the issued share capital in Big Blue Europe BV. Big Blue Europe BV commenced trading in January 1997. A roll forward of the investment is as follows (in thousands):

                                                                     YEARS ENDED JUNE 30,
                                                                     --------------------
                                                                        2000          1999
                                                                        ----          ----
         Cost of investment in and advances to unconsolidated
            subsidiaries brought forward                                $503         $194
         Foreign currency translation adjustment                        (13)          (9)
         Equity in net loss of unconsolidated subsidiaries             (188)         (32)
         Advance                                                         150          350
         Allowance for uncollectable advances                          (200)            -
                                                                       -----        -----
         Investment in and advances to unconsolidated
           subsidiaries at end of year                                  $252         $503
                                                                       =====        =====


         The equity share of loss is based on the results of Big Blue Europe BV. Unaudited earnings data for Big Blue Europe BV for fiscal years 2000, 1999 and 1998 is set out below (in thousands):



                                                                              YEARS ENDED
                                                                                JUNE 30,
                                                                   -----------------------------------
                                                                       2000         1999         1998
                                                                       ----         ----         ----
         Net sales                                                   $4,219       $4,101       $1,910
         Cost of goods sold                                         (3,310)      (3,068)      (1,394)

                                                                    -------      -------      -------
         Gross profit                                                   909        1,033          516
         Operating expenses                                         (1,198)      (1,133)        (507)
                                                                    -------      -------      -------

         Income (loss) before income taxes                            (289)        (100)            9
         Income tax expense (benefit)                                    87         (36)            3

         NET (LOSS) INCOME                                           $(376)        $(64)           $6
                                                                    -------      -------      -------
         Equity in net (loss) income of unconsolidated
            subsidiary                                               $(188)        $(32)           $3
                                                                    =======      =======      =======


9        SHORT-TERM BORROWINGS

         Short-term borrowings consists of the following (in thousands):

                                                 JUNE 30, 2000     JUNE 30, 1999
                                                 -------------     -------------
         Bank lines of credit:
               European Micro UK Working
                 Capital facility                   $1,959             $1,581
               Nor'Easter Micro facility               975                  -
               American Micro facility                 992                  -

                                                    ------             ------

         Total bank lines of credit                  3,926              1,581
         Receivable financing                        7,303              7,033
         Other short-term borrowings                   674                  -

                                                   -------             ------
         Total short-term borrowings               $11,903             $8,614
                                                   =======             ======

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

9        SHORT-TERM BORROWINGS (CONTINUED)

         European Micro UK has a bank line of credit (the "EUROPEAN MICRO UK WORKING CAPITAL FACILITY") which is secured by a mortgage debenture on all the assets of European Micro UK and is subordinate to the receivable financing and the capital leases. The facility, which is subject to review in July each year, has been extended to September 2001 and is due on demand. Maximum borrowing capacity under this facility is 2.0 million pounds sterling ($3.0 million at exchange rate on June 30, 2000). Interest is charged at 1.25% over the bank borrowing rate of 6% at June 30, 2000 and 5% at June 30, 1999.

         European Micro UK also had a revolving credit agreement (the "EUROPEAN MICRO UK INVENTORY FACILITY") secured against general corporate assets. The facility allowed European Micro UK to borrow up to 3.5 million pounds sterling ($5.3 million at exchange rate on June 30, 2000) to assist in the purchase of inventory. At June 30, 2000, no amounts were outstanding under the agreement. This revolving credit agreement expired in August 2000. The bank has agreed to extend the credit agreement to July 1, 2001 in the amount of 2.0 million pounds sterling ($3.0 million at exchange rate on June 30, 2000). The agreement includes various financial covenants.

         Total combined borrowings under the European Micro UK Working Capital Facility and the European Micro UK Inventory Facility cannot exceed 2.0 million pounds sterling at any date.

         The Company also obtained two lines of credit on October 28, 1999, to finance operations based in the United States. American Micro and Nor'Easter each obtained a line of credit, secured by accounts receivable and inventory. Amounts available under each of the line of credit agreements are based upon eligible accounts receivable and inventory, up to a maximum borrowing amount of $1.5 million for each agreement. Each of these lines of credit were to mature on October 28, 2000. Interest accrues at 0.5% over the bank borrowing rate of 9.5% at June 30, 2000. As partial security for these loans, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. In the event the Company defaults on one or more of these loans, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in the Company because Messrs. Gallagher and Shields together own 71% of the Company's outstanding common stock. The lines of credit agreements include certain financial and non-financial covenants and restrictions. The agreements also contain a provision whereby the lender can declare a default based on subjective criteria. As of June 30, 2000, the Company was not in compliance with certain of the financial covenants in the agreements.

         On October 5, 2000, the Company received a waiver of the covenant violations for the June 30, 2000 reporting date for the American Micro and Nor'Easter lines of credit. The Company and the bank terminated the existing lines of credit and entered into a new borrowing arrangement whereby each of American Micro and Nor'Easter will have a working capital line of credit equal to the lesser of (i) $1.5 million or (ii) the sum of 85% of eligible accounts receivable, plus the lesser of 50% of eligible inventory or $750,000. Interest will be paid monthly at a floating rate of 50 basis points over the bank's base rate. The term of the new arrangements is for one year from the closing date. The new facilities also require the companies to maintain depository accounts at the bank, whose daily receipts will be applied against outstanding borrowings under the lines of credit. As a result, the borrowings are classified as current liabilities on the Company's consolidated balance sheet at June 30, 2000. The new facilities also place certain restrictions on the companies' ability to pay dividends and to make capital expenditures, among other things, and also include a provision whereby the lender can declare a default based on subjective criteria. Collateral under the new credit line facilities consists of a first priority lien on all assets of American Micro and Nor'Easter. Messrs. Gallagher and Shields guaranteed the borrowings under these arrangements. Mr. Shields has pledged personal assets as additional collateral and has further agreed to maintain certain personal financial statement liquidity levels. These borrowings are cross-collateralized and cross-defaulted with borrowings under the $1.5 million term loan to European Micro Holdings, Inc. discussed in note 10.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

9        SHORT-TERM BORROWINGS (CONTINUED)

         Receivable financing represents borrowings secured by various trade receivables of European Micro UK totaling $8.6 million at June 30, 2000 and $8.3 million at June 30, 1999. The accounts receivable financing provides for a borrowing base of 85% of accounts receivable, with a limit of 6.2 million pounds sterling ($9.4 million at exchange rate on June 30, 2000). The limit on trade receivables financing increased from a maximum of 5.5 million pounds sterling at June 30, 1999 ($8.3 million at exchange rate on June 30, 1999). This facility can be terminated by either party giving three months' notice. The finance company which provides the receivable financing facility has full recourse to European Micro UK with respect to any doubtful or unrecovered amounts. Interest is charged on the receivable financing balance at 1.25% above the bank borrowing rate of 6% at June 30, 2000, and 5% at June 30, 1999.

         Other short-term borrowings represent various unsecured notes payable of American Micro. The maturity dates of the notes range from on demand to June 30, 2001. The interest rates range from 11% to 12%.


10       LONG-TERM BORROWINGS

         Long-term borrowings consists of the following (in thousands):


                                                 JUNE 30, 2000     JUNE 30, 1999
                                                 -------------     -------------

         Mortgage loan note                         $1,877                $-
         Term loan                                   1,125                 -
         Other long-term borrowings                     49                23

                                                    ------               ----
                                                    $3,051               $23

         Less current maturities of long-term
           borrowings                                (678)                 -

                                                    ------               ----
         Total long-term borrowings                 $2,373               $23

                                                    ======               ====



         Principal maturities of long-term debt (excluding capitalized lease obligations) at June 30, 2000 for the succeeding five fiscal years are as follows (in thousands):

                                                          2001             $678
                                                          2002              678
                                                          2003              296
                                                          2004              184
                                                          2005              197
                                                    Thereafter            1,018

         European Micro UK purchased the office building in which it had previously leased space for a purchase price of 1,705,000 pounds sterling ($2,580,000 at exchange rate on June 30, 2000). The purchase price was financed in part by a mortgage loan note in the amount of 1,312,000 pounds sterling ($1,985,000 at exchange rate on June 30, 2000). This mortgage loan note bears interest at a fixed rate of 7.6%, calls for monthly payments of principal and interest in the amount of 15,588 pounds sterling ($23,589 at exchange rate on June 30, 2000), and matures in July 2009. The mortgage loan note includes certain financial and non-financial covenants and restrictions. The agreement also contains a provision whereby the lender can declare a default based on subjective criteria. The financial covenants are measured using the financial results of European Micro UK as of each fiscal year end. Based upon European Micro UK's fiscal year end operating results, European Micro UK was out of compliance with certain of the covenant requirements at June 30, 2000. The Company has obtained a waiver through July 1, 2001 of this non-compliance.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

10       LONG-TERM BORROWINGS (CONTINUED)

         The term loan was obtained by European Micro Holdings on October 28, 1999, in the amount of $1,500,000. The term loan is to be repaid with quarterly payments of $125,000 over three years. The term loan bears interest at the one-month LIBOR plus two and one-quarter percentage points (2.25%). One-month LIBOR at June 30, 2000 was 6.7%. The term loan is secured by substantially all of the assets of the Company. As partial security for this loan, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. In addition, Mr. Shields has pledged personal assets as additional collateral and has further agreed to maintain certain personal financial statement liquidity levels. In the event the Company defaults on this loan, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in the Company because Messrs. Gallagher and Shields together own 71% of the Company's outstanding common stock.

         The term loan agreement is with the same lender as the Nor'Easter Micro and American Micro line of credit facilities discussed in Note 9, and is cross-collateralized and cross-defaulted with these line of credit facilities. The agreement also contains a provision whereby the lender can declare a default based on subjective criteria. Further, the term loan credit agreement contains loan covenant requirements. The Company was not in compliance with certain financial covenants for the June 30, 2000 reporting period. On October 5, 2000 the Company received a waiver of the non-compliance with the financial covenants as of June 30, 2000. The Company also entered into an amendment to the term loan agreement which among other things, established revised financial covenants.

         In conjunction with the purchase of AMCC, the Company assumed a note payable to John P. Gallagher, the father of John B. Gallagher, who is a significant shareholder, co-chairman, and co-president of the Company. This note was paid in full during November 1999.

11       TAXES ON INCOME

         Income tax expense (benefit) consists of the following (in thousands):

                                                     YEARS ENDED JUNE 30,
                                             -----------------------------------
                                                  2000        1999        1998
                                                  ----        ----        ----
         Current
               Federal and State             $      -       $    -     $    -
               Foreign                           (376)         765      2,393

         Deferred
               Federal and State                    -            -          -
               Foreign                           (194)         (15)       (80)

                                               -------       -------   ------
         Total income tax expense (benefit)     $(570)         $750    $2,313

                                               =======       =======   ======

         Provision has not been made for U.S. or additional foreign taxes on approximately $3,672,000, $5,613,000, and $4,652,000 at June 30, 2000,
         1999, and 1998 respectively, of undistributed earnings of foreign subsidiaries, as those earnings are intended to be permanently reinvested.

         A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate of 34% to earnings before income taxes is summarized as follows (in thousands):

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

11       TAXES ON INCOME (CONTINUED)


                                                                   YEAR ENDED JUNE 30,
                                                        -------------------------------------------
                                                              2000        1999        1998
                                                              ----        ----        ----
         US federal statutory rate on earnings (loss)
             before income taxes                           $(1,284)        $545       $2,311
         State income tax                                      (67)           -            -
         Difference in foreign versus U.S. federal
            income tax rate                                     51           43         (204)
         Change in valuation allowance                         896           74            -
         Foreign non -deductible expenses                     (166)          88          206
                                                           -------       ------       ------

                  Income tax expense (benefit)               $(570)        $750       $2,313

                                                           =======       ======       ======


         Sources of deferred tax assets are as follows (in thousands):

                                                               JUNE 30,
                                                      --------------------------
                                                           2000        1999
                                                           ----        ----
         DEFERRED TAX ASSETS:
         Property and equipment, principally due to
           differences in depreciation                    $   9       $ 42
         Net operating loss carry forwards                  949         64
         Other                                              247          9
                                                          -----       ----

         Total gross deferred tax assets                  1,205        115
         Valuation allowance                               (970)       (74)

                                                          -----       ----

         Net deferred tax assets                           $235        $41

                                                          =====       ====


         The Company has U.S. federal net operating loss carryforwards of approximately $948,000, which will begin to expire in 2019. Management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize deferred tax assets after giving consideration to the valuation allowance. The valuation allowance, which increased in fiscal year 2000 by $896,000, has been provided for U.S. deferred tax assets as recoverability is not deemed to be more likely than not.


12       BUSINESS TO BUSINESS ELECTRONIC COMMERCE STRATEGY

         The Company has initiated a business to business electronic commerce strategy, which is focused on creating a global, value-added, information technology equipment and service trading community. The company has hired Cap Gemini, a leading European management consultancy and information technology services firm, to assist it in the implementation of this plan. The Company has incurred the sum of 755,000 pounds sterling ($1,143,000 at exchange rate on June 30, 2000), related to the feasibility studies and business process design. This amount is reflected in selling, general and administrative expenses on the accompanying consolidated statements of operations for the year ended June 30, 2000. The Company has capitalized the sum of 229,000 pounds sterling ($347,000 at exchange rate on June 30, 2000), related to the actual software development. This amount is reflected in property and equipment, net on the accompanying consolidated balance sheet at June 30, 2000. During May 2000, the Company temporarily halted

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

12       BUSINESS TO BUSINESS ELECTRONIC COMMERCE STRATEGY (CONTINUED)

         the ongoing development being performed by Cap Gemini until specific funding is obtained to complete the project. There can be no assurances that the Company will be successful in obtaining funding for this project. In the event the project is not continued by November 30, 2000, the Company will incur a termination fee to Cap Gemini of 150,000 pounds sterling ($226,995 at exchange rate on June 30, 2000). If paid, this fee would be credited against future invoices of Cap Gemini upon the continuation of the project. During the last calendar quarter of 2000, the Company will re-evaluate and re-define, where necessary, the current assumptions and propositions, based on changes in the market over the last few months. This planning will include detailing the project based on the Company's ability to fund the project from current working capital, if other funding is still not available.

13       COMMITMENTS AND CONTINGENCIES

         On November 12, 1999, Jeffrey and Marie Alnwick (the "ALNWICKS") and a New York corporation, Big Blue Products, commenced an action individually and derivatively for the Dutch company, Big Blue Europe, against the Company and its founders and officers, John B. Gallagher and Harry D. Shields in the United States District Court, Eastern District of New York, Jeffrey Alnwick and Marie Alnwick v. European Micro Holdings, Inc., Eastern District of New York, Docket No. 99 CV 7380 (the "ALNWICK LITIGATION").

         The complaint alleges thirty-three causes of action. Plaintiffs claim, in substance, that defendants breached oral and written agreements relating to the management, operation and funding of Big Blue Europe. Specifically, plaintiffs allege that defendants breached the joint venture agreement by which Big Blue Europe was formed, a licensing agreement for use of the "Big Blue" service mark in Europe, a non-competition agreement preventing Big Blue Europe from operating in the United States and several capital contribution agreements. Plaintiffs also claim that defendants breached their fiduciary duties to the Alnwicks, engaged in fraudulent acts, aided and abetted breaches of fiduciary duties by others, misappropriated trade secrets and interfered with the employment contract of Big Blue Europe's managing director. The complaint seeks unspecified compensatory and punitive damages, as well as injunctive relief restraining defendants from acting in violation of the alleged agreements.

         Defendants have moved to dismiss the complaint principally on the basis of forum non-conveniens in favor of existing proceedings in the Netherlands (commenced by European Micro UK), where a Dutch court has appointed an independent director to oversee operations of the company. Defendants argue that any dispute between the shareholders and directors of the Dutch company, Big Blue Europe, which operates pursuant to Dutch law, should be resolved by a Dutch court.

         The Company and its affiliated defendants intend to contest the claims in the Alnwick Litigation vigorously, whether asserted in the United States or in the Netherlands courts. For the year ended June 30, 2000, the company has incurred approximately $800,000 in costs related to such lawsuit. Management does not believe that the ultimate outcome of this litigation will result in a material liability to the Company.

         Due to the uncertainty of the outcome of the pending lawsuit and the difficulties of managing the operations of Big Blue Europe BV during dispute, the Company has recorded an allowance of $200,000 against notes receivable totaling $500,000.

         The Company leases offices and certain equipment under non-cancelable operating leases and vehicles under capital leases. Future minimum lease payments under non-cancelable operating leases and capital leases as of June 30, 2000 in aggregate for each of the five succeeding years is as follows (in thousands):

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

13       COMMITMENTS AND CONTINGENCIES (CONTINUED)

                                                         CAPITAL       OPERATING
         June 30,
         2001                                                $34            $347
         2002                                                 22             276
         2003                                                  -             200
         2004                                                  -             152
         2005                                                  -             128
         Thereafter                                            -             150

                                                           -----          ------

         Total minimum lease payments                        $56          $1,253

                                                           =====          ======
         Less amount representing interest at rates
            ranging from 4.4% to 5.1%                        (7)


         Present value of net minimum capital                 49
            lease payments                                  (30)
         Current portion, included in accrued expenses      ----
            and other current liabilities

         Total obligations under capital leases              $19
            excluding current portion                       ====

         Rental expense for the years ended June 30, 2000, 1999 and 1998 was $260,000, $180,000, and $136,000, respectively.


14       FOREIGN EXCHANGE CONTRACTS

         The Company utilizes derivative financial instruments in the form of forward exchange contracts for the purpose of economic hedges of anticipated sale and purchase transactions. In addition the Company enters into economic hedges for the purposes of hedging foreign currency market exposures of underlying assets, liabilities and other obligations, which exist as part of its ongoing business operations.

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

                                                     EXPECTED
                                                    MATURITY OR
                                                 TRANSACTION DATE    FAIR VALUE
                                                ------------------- ------------
         FOREIGN CURRENCY EXCHANGE CONTRACTS

         JUNE 30, 2000
           (Receive $US/pay(pound))               July 19, 2000
           Contract amount                               $2,000        $2,012
           Average contractual
             exchange rate                 1.5045 $US /(pound)1

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

14       FOREIGN EXCHANGE CONTRACTS (CONTINUED)

         EXCHANGE RATE SENSITIVITY (CONTINUED)

         The fair value has been determined by applying the mid-price of the spread on the buy or sell rates as appropriate, of the relevant foreign currency at the balance sheet date. The mid-price used is that quoted by the Financial Times.

         Foreign exchange losses, net were $325,000, $579,000 and $510,000 for years ending June 30, 2000, 1999 and 1998, respectively.

15       RELATED PARTY INFORMATION

         Until July 1, 1999, European Micro Holdings, Inc. belonged to a group of related companies (the "GROUP"). The Group was comprised of Technology Express, Inc. located in Nashville, Tennessee ("TECHNOLOGY EXPRESS"), and, until July 1, 1999, AMCC which was purchased by European Micro Holdings, Inc. See Note 7. Technology Express is owned and controlled by Harry D. Shields, who is Co-President and Co-Chairman of the Company. Prior to its acquisition on July 1, 1999, AMCC was owned 50% by John B. Gallagher, who is a Co-President and Co-Chairman of the Company.

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

         Related party transactions are summarized as follows (in thousands):

                                                      YEARS ENDED JUNE 30,
                                            ------------------------------------

                                                  2000         1999        1998
                                                  ----         ----        ----
         SALES
         American Micro Computer Center       $      -       $7,356      $9,875
         Technology Express                      2,369        7,984      19,217

                                              --------      -------     --------

                                                $2,369      $15,340     $29,092

                                              ========     ========     ========

         PURCHASES
         American Micro Computer Center       $      -       $1,339        $507
         Technology Express                      3,986       15,559       8,749
                                              --------      -------     --------

                                                $3,986      $16,898      $9,256

                                              ========     ========     ========

         OPERATING EXPENSES

         CONSULTANCY FEES
         American Micro Computer Center              $   -       $   -      $45
         Technology Express                              -           -       45

                                              --------       ------      -------

                                                                      -      90

                                              --------       ------      -------
         MANAGEMENT FEES
         Technology Express                          -            -          14

                                              --------       ------      -------

                                              $      -       $    -        $104
                                              ========       ======      =======

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

15       RELATED PARTY INFORMATION (CONTINUED)

         DUE FROM/TO RELATED PARTIES

         a)   Due from related parties consists of the following (in thousands):

                                                           JUNE 30,
                                               --------------------------------

                                                       2000             1999
                                                       ----             ----

        American Micro Computer Center               $    -             $974
        Technology Express                                -              154

                                                    --------         -------
                                                     $    -           $1,128

                                                    ========         =======


         b)       Due to related parties consists of following (in thousands):

                                                           JUNE 30,
                                               ---------------------------------
                                                       2000             1999
                                                       ----             ----

        American Micro Computer Center              $     -            $   3
        Technology Express                               11              630

                                                    --------         -------
                                                    $    11             $633

                                                    ========         =======


         FACILITIES AND EQUIPMENT

         The Company utilizes approximately 350 square feet of office space and certain equipment owned by Technology Express for which it is not charged a fee.

         EMPLOYMENT AGREEMENTS

         The Company has entered into various employment agreements with certain officers of the Company.

         NATURE OF RELATED PARTY RELATIONSHIPS

         The entities listed above are related to the company in the following manner:

         AMCC

         AMCC is a distributor of computer hardware based in Miami, Florida. John B. Gallagher, who is Co-Chairman, Co-President, a Director and shareholder (owning 39% of the outstanding shares) of European Micro Holdings, Inc., was until July 1, 1999, the president of AMCC and owned 50% of the outstanding shares of capital stock in that company. See
         Note 7. Frank Cruz, who is Chief Operating Officer of European Micro Holdings, Inc., has been an employee of AMCC since 1994.

         TECHNOLOGY EXPRESS

         Until 1996, Technology Express was a full service authorized reseller of computers and related products based in Nashville, Tennessee, selling primarily to end-users. Technology Express was sold to Inacom Computers in 1996. Concurrently with the sale, Mr. Shields founded a new computer company with the name Technology Express. This company is a distributor of computer products and does not sell to end-users. Harry D. Shields, who is Co-Chairman, Co-President, a Director and shareholder (owning 32% of the outstanding shares) of European Micro Holdings, Inc., is president of Technology Express and owns 100% of the outstanding shares of capital stock of that company. Jay Nash, who is Chief Financial Officer, Treasurer and Secretary of European Micro

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

15       RELATED PARTY INFORMATION (CONTINUED)

         Holdings, Inc., has been an employee of Technology Express since 1992.


16       SEGMENT INFORMATION

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

         Financial   information  by  geographic  segments  is  as  follows  (in thousands):

                                                      YEARS ENDED JUNE 30,
                                     -------------------------------------------
                                            2000              1999         1998
                                            ----              ----         ----

         NET SALES:
         North America              $     38,560      $   48,994     $     3,559
         Europe                           65,822          70,262         107,894
         Other                            11,111          12,950              -
                                       -----------------------------------------
              Total                 $    115,493      $  132,206     $   111,453
                                       -----------------------------------------

         INCOME (LOSS) FROM
         OPERATIONS:
         North America              $    (1,835)     $   (1,293)     $     (212)
         Europe                            (723)           3,340           7,444
         Other                             (141)           (112)               -
                                       -----------------------------------------
              Total                 $     (2,699)    $     1,935     $     7,232
                                       -----------------------------------------

         IDENTIFIABLE ASSETS:
         North America              $       8,402    $    10,594     $     8,645
         Europe                           20,701          19,334          10,559
         Other                             1,110             671               -
                                       -----------------------------------------
              Total                 $      30,213    $    30,599     $    19,204
                                       -----------------------------------------

         The following table summarizes purchases from major suppliers in excess of 10% for the period as a percentage of total purchases:

                                                       YEARS ENDED JUNE 30,
                                              ----------------------------------
                                                2000           1999         1998
                                                ----           ----         ----

         RELATED PARTY
           Technology Express                      -          12.7%            -

         THIRD PARTIES
           Supplier        A                       -          10.3%        38.9%
                           B                       -              -        14.0%
                           C                       -              -        10.0%
                           D                       -          10.9%            -

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

16       SEGMENT INFORMATION (CONTINUED)
         The Company did not have any suppliers where purchases were in excess of 10% as a percentage of total sales in the years ended June 30, 2000.


         The following table summarizes sales to major customers (sales in excess of 10% for the period) as a percentage of total sales:

                                               YEARS ENDED JUNE 30,
                                     ------------------------------------------
                                        2000           1999           1998
                                        ----           ----           ----

         RELATED PARTY
           Technology Express              -              -          17.2%


         The Company did not have any customers with sales in excess of 10% as a percentage of total sales in the years ended June 30, 2000 or 1999.


17       EARNINGS PER SHARE


                                                                   YEARS ENDED JUNE 30,
                                                     ----------------------------------------------
                                                               2000            1999           1998
                                                               ----            ----           ----
         EARNINGS

         Net income (loss) (in thousands)                  $(3,207)            $854         $4,485

                                                          =========       =========      =========

                  WEIGHTED AVERAGE NUMBER OF SHARES

         Outstanding common stock during the period       4,933,900       4,933,900      4,066,524
         Contingently issuable shares                        74,251          44,714              -

                                                          ---------       ---------      ---------
          BASIC WEIGHTED AVERAGE NUMBER OF SHARES          5,008,151       4,978,614     4,066,524

         Effect of dilutive stock options and other
            contingent shares                                     -          11,347         20,942

                                                          ---------       ---------      ---------
         DILUTED WEIGHTED AVERAGE NUMBER OF SHARES        5,008,151       4,989,961      4,087,466

                                                          =========       =========      =========
         Basic earnings per share                           $(0.64)           $0.17          $1.10

                                                          =========       =========      =========
         Diluted earning per share                          $(0.64)           $0.17          $1.10

                                                          =========       =========      =========

         During the year-ended June 30, 2000, the Company issued options to purchase 20,000 shares of its common stock at exercise prices ranging from $7.50 to $9.25. The above dilutive earnings per share calculations exclude the effect of options to purchase 330,500 and 45,000 for the years ended June 30, 2000 and 1999, respectively, shares of common stock at exercise prices ranging from $7.50 to $12.00 because they were anti-dilutive. Also see Note 7 related to contingently issuable shares related to an acquisition. The effect of contingent shares related to the guaranteed earn-out amount not paid at the closing of the Sunbelt acquisition and the effect of satisfactory completion of part of the second contingent earn-out has been included in the above basic earnings per share calculations. The effect of contingent shares related to the first earn-out of American Micro is not included, as such payment was paid in cash in March 2000. The effect of contingent shares related to second earn-out of American Micro is not included, as the amount of such contingent shares to be issued is unable to be determined. See note 19.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

18       STOCKHOLDERS' EQUITY, STOCK OPTIONS AND INCENTIVE PLANS

         EMPLOYEE STOCK PURCHASE PLAN

         In January 1998, European Micro Holdings, Inc. adopted the 1998 Employee Stock Purchase Plan (the "employee plan"). A total of 50,000 common shares have been reserved for issuance under the plan. The shares issued under the employee plan will be purchased at 85% of market value or such higher percentage (not in excess of 100%) as may be established by the employee plan committee. The employee plan shall remain in effect until terminated by an action of the Board. No shares had been issued at June 30, 2000.

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

         The per share weighted average fair value of stock options granted during 2000 and 1999 were $7.76 and $8.09, respectively. The preceding results were calculated with the use of the Black-Scholes option-pricing model. The assumptions were used for the years ended June 30, 2000 and 1999, respectively: (1) risk-free interest rates of 5.5% to 6.2% and 4.7%; (2) dividend yield of 0.0%; (3) expected lives of 7 years; and (4) volatility of 128% and 84%. Results may vary depending on the assumptions applied within the model.

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

                                                      YEARS ENDED JUNE 30,
                                             -----------------------------------
                                                  2000        1999         1998
                                                  ----        ----         ----

         NET INCOME:
                  As reported                 $(3,207)        $854       $4,485
                  Pro forma                   $(3,551)        $466       $4,431

         EARNINGS PER SHARE - BASIC:
                  As reported                  $(0.64)       $0.17        $1.10
                  Pro forma                    $(0.71)       $0.09        $1.09

         EARNINGS PER SHARE - DILUTED:
                  As reported                  $(0.64)       $0.17        $1.10
                  Pro forma                    $(0.71)       $0.09        $1.08


         Compensation cost arising during the year ended June 30, 2000 and June 30, 1999 in relation to stock options granted to non-employees during the year amounted to $56,000 and $202,000, respectively. The vesting period for stock options granted to non-employees varies between 1 and 6 years.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

18       STOCKHOLDERS' EQUITY, STOCK OPTIONS AND INCENTIVE PLANS  (CONTINUED)

         A summary of the Company's stock option plan is as follows:


                                                   2000                        1999                        1998
                                                   ----                        ----                        ----

                                                         WEIGHTED                     WEIGHTED                    WEIGHTED
                                             NUMBER       AVERAGE         NUMBER       AVERAGE       NUMBER        AVERAGE
                                                 OF      EXERCISE             OF      EXERCISE           OF       EXERCISE
                                             SHARES         PRICE         SHARES         PRICE       SHARES          PRICE
    Outstanding at beginning of year        339,000        $10.07        294,000       $10.00             -
    Granted                                  20,000         $8.38         45,000       $10.51       294,000         $10.00
    Exercised                                     -                            -                          -
    Forfeited                                28,500        $10.21              -                          -
                                           --------                      -------                    -------

    OUTSTANDING AT YEAR END                 330,500         $9.95        339,000       $10.07       294,000         $10.00

    Available for grant at year end         169,500                      161,000                    206,000



         OPTIONS OUTSTANDING

         A summary of the options outstanding at June 30, 2000 is presented below:

                                   OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
       ----------------------------------------------------------------------------- ------------------------------
                                 NUMBER          WEIGHTED        WEIGHTED              NO.           WEIGHTED
             RANGE OF        OUTSTANDING AT       AVERAGE         AVERAGE        EXERCISABLE AT       AVERAGE
         EXERCISE PRICES         6/30/00       REMAINING LIFE  EXERCISE PRICE      AT 6/30/00      EXERCISE PRICE
          $7.50 - $12.00         330,500            8.11           $9.95             60,000            $10.19



19       SUBSEQUENT EVENTS

         On August 24,  2000,  European  Micro  Holdings,  Inc.  entered into an
         Equity  Line of Credit  (the  "Equity  Credit  Line").  Pursuant to the
         Equity Credit Line, an institutional investor agreed to acquire up to $20 million of the Company's common stock at a purchase price equal to 88% of the market price of such stock, as defined in the agreement. The timing of each sale and the number of shares to be sold is at the discretion of the Company, subject to various conditions, including shareholder approval and an effective registration of the shares. The dollar amount that the Company can request under any individual sale is subject to the average trading volume of the Company's common stock for the preceding 25-day trading period. The maximum term of the Equity Credit Line is 30 months from the date of the agreement. The agreement contains various representations, warranties and covenants by the Company, including limitations on the Company's ability to sell common stock or common stock equivalents, sell assets, merge, etc.

         In connection with entering into the Equity Credit Line, the Company also entered into a Placement Agent Agreement. Under the Placement Agent Agreement, the agent will receive a commission equal to 7% of the gross proceeds from each advance under the Equity Credit Line.

                 EUROPEAN MICRO HOLDINGS, INC. AND SUBSIDIARIES

19       SUBSEQUENT EVENTS (CONTINUED)

         The Company has issued to the placement agent two warrants to purchase a total of 1,000,000 shares of the Company's common stock. The Class A Warrant allows the holder to purchase 500,000 shares of common stock at an exercise price of $7.00 (subject to certain anti-dilution adjustments) commencing with the first advance under the Equity Credit Line. If the warrant shares are not covered by an effective registration statement for the resale of the warrant shares, the holder can elect a cash-less exercise provision. The warrants expire five years from the issuance date. The Company can force conversion of the warrants if the closing price of its common stock is $10.00 or higher for ten consecutive trading days. The Class B Warrant allows the holder to purchase 500,000 shares of common stock at an exercise price of $10.00 (subject to similar anti-dilution adjustments). The other terms of the Class B Warrant are similar to the Class A Warrant, except that the Class B Warrants are exercisable pro-rate to the ratio of the advances drawn under the Equity Credit Line, and except that the Company can force conversion of the warrants if the closing price of its common stock is $15.00 or higher for ten consecutive trading days.

         The  Company  has  granted  the Equity  Credit  Line  investor  and the placement agent certain registration rights. Pursuant to the registration rights agreements, the Company is obligated to, among other things, register the sale of the investors shares sold to such investor under the Equity Credit Line and the sale of shares of common stock underlying the warrants.

         On August 8, 2000, the Company entered into a consulting arrangement with a third party whereby such party would provide certain financing and capital market consultation. In connection with the arrangement, the Company will pay to the consultant $10,000 in cash compensation. The Company also issued to the consultant options to purchase 100,000 shares of its common stock at an exercise price of $4.55. The expiration date of the options is August 8, 2010. All options vested on the closing of the Equity Line of Credit agreement. The consultant agreed not to exercise any options during the first twelve months following the grant date. In addition, the Company will pay to the consultant a cash payment and warrants to purchase common shares of the Company. Each cash and warrant payment will equal 1% of the dollars amounts drawn by the Company under the Equity Credit Line.