Form 10QSB
period 2000-09-30
EUROPEAN MICRO HOLDINGS INC
filed 2000-11-20
CIK 1052914

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

    |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2000

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 4,933,900 shares of Common Stock, par value $0.01 per share, outstanding as of November 17, 2000.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


Independent Auditors' Review Report..........................................3

Consolidated Condensed Balance Sheets as of September 30, 2000 and
June 30, 2000................................................................4

Consolidated Condensed Statements of Operations for the three months ended September 30, 2000 and 1999.....................................5

Consolidated Statement of Changes in Shareholders' Equity

for the three months ended September 30, 2000................................6

Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 2000 and 1999............................................7

Notes to Consolidated Condensed Financial Statements.........................9

                      INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
European Micro Holdings, Inc.:

We have reviewed the consolidated condensed balance sheet of European Micro Holdings, Inc. and subsidiaries (the "Company") as of September 30, 2000, and the related consolidated condensed statements of operations, shareholders' equity and cash flows for the three-month periods ended September 30, 2000 and 1999. These consolidated condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of European Micro Holdings, Inc. and subsidiaries as of June 30, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 24, 2000, except as to notes 3, 9, and 10, which were as of October 5, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Nashville, Tennessee
November 17, 2000

                                   EUROPEAN MICRO HOLDINGS, INC.

                                CONSOLIDATED CONDENSED BALANCE SHEETS

                                         (In thousands, except share data)
                                             (Unaudited)

                                                                           SEPTEMBER 30, 2000          JUNE 30, 2000
                                                                       -----------------------------------------------------
                                ASSETS

CURRENT ASSETS:

     Cash                                                                               $582                  $1,222
     Restricted Cash                                                                     355                     364
     Trade receivables, net                                                           12,594                  13,160
     Inventories, net                                                                  7,471                   6,194
     Prepaid expenses                                                                    400                     322
     Income Taxes Receivable                                                             899                     909
     Other current assets                                                                682                     765
                                                                                     -------                --------
         TOTAL CURRENT ASSETS                                                         22,983                  22,936
     Property and equipment, net                                                       3,819                   3,927
     Goodwill, net                                                                     2,732                   2,808
     Investments in and advances to unconsolidated subsidiaries                            0                     252
     Other assets                                                                        284                     290
                                                                                     -------                --------
         TOTAL ASSETS                                                                $29,818                 $30,213
                                                                                     -------                --------


                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

     Short-term borrowings                                                           $12,300                 $11,903
     Current portion of long-term borrowings                                             697                     678
     Trade payables                                                                    1,660                   2,256
     Accrued expenses and other current liabilities                                    1,608                   1,882
     Due to related parties                                                              293                      11
     Income taxes payable                                                                  -                       -
                                                                                     -------                --------
         TOTAL CURRENT LIABILITIES                                                    16,558                  16,730
     Long-term borrowings                                                              2,235                   2,373
     Other liabilities                                                                     -                       -
                                                                                     -------                --------
         TOTAL LIABILITIES                                                           $18,793                 $19,103
                                                                                     -------                --------
SHAREHOLDERS' EQUITY:

     Preferred stock $0.01 par value shares:  1,000,000 authorized, no
         shares issued and outstanding                                                     -                       -
     Common stock $0.01 par value shares:  20,000,000 authorized,
         Shares issued and outstanding 4,933,900                                          49                      49
     Additional paid-in capital                                                        9,512                   9,191
     Prepaid offering costs (Note 10)                                                  (208)                       -
     Accumulated other comprehensive income (loss)                                     (680)                   (550)
     Retained earnings                                                                 2,352                   2,420
                                                                                     -------                --------
         TOTAL SHAREHOLDERS' EQUITY                                                   11,025                  11,110
                                                                                     -------                --------

     COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS                                      -                       -

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $29,818                 $30,213
                                                                                     =======                ========

See accompanying notes to consolidated condensed financial statements.


                                   EUROPEAN MICRO HOLDINGS, INC.

                           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                (In thousands, except per share data)

                                                                                         (UNAUDITED)
                                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                                         -------------------------------------------
                                                                                  2000                       1999
                                                                                  ----                       ----
SALES:

     Net sales                                                                 $29,014                    $31,745
     Net sales to related parties                                                   54                      1,019
                                                                               -------                    -------
         Total net sales                                                        29,068                     32,764
                                                                               -------                    -------
COST OF GOODS SOLD:

     Cost of goods sold                                                        (25,858)                   (28,076)
     Cost of goods sold to related parties                                         (54)                      (991)
                                                                               -------                    -------
         Total cost of goods sold                                              (25,912)                   (29,067)
                                                                               -------                    -------
GROSS PROFIT                                                                     3,156                      3,697

OPERATING EXPENSES:

         Selling, general and administrative expenses                           (2,883)                    (3,066)
                                                                               -------                    -------
INCOME FROM OPERATIONS                                                             273                        631

         Interest income                                                            15                         39
         Interest expense                                                         (311)                      (219)
         Equity in net loss of unconsolidated subsidiaries                           -                         (2)
                                                                               -------                    -------
INCOME (LOSS) BEFORE INCOME TAXES                                                  (23)                       449

     Income tax expense                                                            (45)                      (242)
                                                                               -------                    -------
NET INCOME (loss)                                                                $(68)                      $207
                                                                               -------                    -------
         Net income (loss) per share - basic                                   $(0.01)                     $0.04
                                                                               -------                    -------
         Net income (loss) per share - diluted                                 $(0.01)                     $0.04
                                                                               -------                    -------

See accompanying notes to consolidated condensed financial statements.

                                   EUROPEAN MICRO HOLDINGS, INC.


                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (In thousands, except share data)
                                             (Unaudited)

                                                                                       ACCUMULATED
                                                             ADDITIONAL    PREPAID        OTHER                         TOTAL
                                                              PAID-IN     OFFERING    COMPREHENSIVE    RETAINED     SHAREHOLDERS'
                                        COMMON STOCK          CAPITAL       COSTS     INCOME (LOSS)    EARNINGS         EQUITY
                                   -------------------------------------------------------------------------------------------------
                                       SHARES      AMOUNT

Balance at June 30, 2000            4,933,900         $49        $9,191          -            $(550)      $2,420          $11,110

Comprehensive Income (loss):
     Net income (loss)                      -           -             -          -                -          (68)             (68)
     Other comprehensive income,
     foreign currency
     translation adjustment                 -           -             -          -             (130)           -             (130)
                                                                                     -----------------------------------------------
     Total comprehensive income (loss)      -           -             -          -             (130)         (68)            (198)
Prepaid offering costs-options issued       -           -           208       (208)               -            -                -
Compensation charge in relation
     to share options issued to
     non-employees                          -           -          (113)         -                -            -             (113)
                                   -------------------------------------------------------------------------------------------------
Balance at September 30, 2000       4,933,900         $49        $9,512     $ (208)           $(680)      $2,352          $11,025
                                   =================================================================================================


See accompanying notes to consolidated condensed financial statements.

                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                           (In thousands)

                                                                                            (UNAUDITED)
                                                                                 THREE MONTHS ENDED SEPTEMBER 30,

                                                                        ----------------------------------------------------
                                                                                     2000                           1999
                                                                                     ----                           ----
OPERATING ACTIVITIES:

Net income (loss)                                                                    $(68)                          $207
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
     Depreciation and amortization                                                    160                            134
     Amortization of expense related to contingent earn-out provisions                  -                             47
     Deferred income taxes                                                            (23)                            (7)
     Equity in net loss of unconsolidated subsidiaries                                  -                              2
     Provision for Note Receivable impairment                                         252                              -
     Compensation charge for non-employee stock options                               113                             14
CHANGES IN ASSETS AND LIABILITIES

     Trade receivables                                                                566                          1,341
     Due from related parties                                                           -                          1,128
     Inventories                                                                   (1,277)                         1,740
     Prepaid expenses and other current assets                                         28                            157
     Income Tax Receivable                                                             10                              -
     Trade payables                                                                  (596)                           397
     Due to related parties                                                           282                            295
     Income taxes payable                                                               -                            294
     Accrued expenses and other current liabilities                                  (274)                          (622)
                                                                                   ------                          -----
NET CASH PROVIDED BY (USED IN ) OPERATING ACTIVITIES                                 (827)                         5,127
                                                                                   ------                          -----
INVESTING ACTIVITIES:

     Purchase of fixed assets                                                        (144)                        (2,998)
     Sale of fixed assets                                                              46                             21
     Payment for acquisition, net of cash acquired                                      -                         (1,220)
                                                                                   ------                          -----
NET CASH USED IN INVESTING ACTIVITIES                                                 (98)                        (4,197)
                                                                                   ------                          -----
FINANCING ACTIVITIES:

     Short-term borrowings, net                                                       397                         (1,073)
     Proceeds from long-term borrowings                                              (159)                         2,429
     Issuance of common stock, net                                                      -                              -
     Repayment of capital leases, net                                                   -                            (20)
                                                                                   ------                          -----
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             238                          1,336
                                                                                   ------                          -----
     Exchange rate changes                                                             47                            241
                                                                                   ------                          -----
NET  INCREASE (DECREASE) IN CASH:                                                    (640)                         2,507
     Cash at beginning of period                                                    1,222                          3,168
                                                                                   ------                          -----
CASH AT END OF PERIOD                                                                $582                         $5,675
                                                                                   ------                          -----




                                   EUROPEAN MICRO HOLDINGS, INC.


Non-cash investing and financing activities:

Fair value of assets acquired                                                         $ -                         $3,314
Goodwill                                                                                -                            804
Fair value of liabilities assumed                                                       -                         (2,817)
                                                                                   ------                          -----
Cash paid for acquisitions                                                              -                          1,301
Less cash acquired                                                                      -                            (81)
                                                                                   ------                          -----
Net cash paid for acquisitions                                                        $ -                         $1,220
                                                                                   ------                          -----
Interest paid                                                                        $311                           $219
                                                                                   ------                          -----
Taxes paid                                                                            $84                             $5
                                                                                   ------                          -----

See accompanying notes to consolidated condensed financial statements.

                          EUROPEAN MICRO HOLDINGS, INC.

           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1     INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

2     LIQUIDITY

The Company suffered operating losses during fiscal year 2000 and in the first quarter of 2001. Ongoing legal costs associated with the litigation related to Big Blue Europe, the costs associated with the Company's electronic commerce strategy, increases in general overhead costs, and increased interest expense due primarily to increased borrowings, coupled with decreasing sales volumes and gross profit margins, have negatively impacted operating results. These factors may continue to impact the Company's operations.

The Company was not in compliance with certain loan agreement financial covenants during fiscal year 2000. While the Company has obtained waivers from these covenant violations existing at June 30, 2000, in most instances the waivers only address the covenant-reporting period ending thereon. Also, the Company was not in compliance with certain loan agreement financial covenants at September 30, 2000. The Company has obtained waivers of certain of these covenant violations existing at September 30, 2000. With the exception of the European Micro UK Inventory Facility discussed below and in Note 6 to the Consolidated Condensed Financial Statements, management believes that the Company will be able to comply with the provisions of its debt agreements, including financial covenants, during the remainder of the fiscal 2001. However, compliance with these financial covenants during fiscal 2001 will require improved operating results compared to fiscal 2000. Management has initiated certain actions to increase the likelihood of attaining these improved operating results. Such actions include, among other things, (i) modifying the terms of certain financial covenants (ii) entering into the Equity Credit Line (See Note 10 to the Consolidated Condensed Financial Statements), (ii) temporarily suspending activities related to its electronic commerce strategy until specific funding can be obtained (see Note 11 to the Consolidated Condensed Financial Statements), (iii) obtaining extensions of the due date for any payment of contingent earn-out amounts relating to calendar year 2000 under the American Micro purchase agreement (see Note 5 to the Consolidated Condensed Financial Statements), (iv) adjusting staffing levels, and (v) implementing steps to increase sales volume and lower inventory levels. No assurances can be given that management's initiatives will be successful, and that loan agreement defaults will not occur in the future.

Another factor that could negatively impact the Company's liquidity is the terms of the borrowing arrangements of European Micro UK. As disclosed in Notes 6 and 7 to the Consolidated Condensed Financial Statements, certain of European Micro UK's borrowing capacity is subject to termination by the borrower at such lender's sole discretion. As disclosed in Note 6 to the Consolidated Condensed Financial Statements, European Micro UK was not in compliance with certain financial convenants of the European Micro UK Inventory Facility at September 30, 2000. As a result, European Micro UK will not be able to borrow against this revolving credit agreement until such time that it is in compliance with such financial covenants. Further, the American Micro and Nor-Easter line of credit and the European Micro Holdings, Inc. term loan contain subjective acceleration clauses. These factors increase the liquidity risk to the Company. Management believes that, based on the projected fiscal year 2001 operating results of the Company and its relationship with the creditors, its existing credit arrangements will remain effective during fiscal 2001.

3     INVENTORY

Inventories consist of the following (in thousands):

                                                                            SEPTEMBER 30, 2000             JUNE 30, 2000
                                                                            ------------------             -------------

Finished goods and goods for resale                                                     $7,606                    $6,818
Less: Allowance for inventory obsolescence                                                (135)                     (624)
                                                                                        ------                    ------
                                                                                        $7,471                    $6,194
                                                                                        ======                    ======

A roll forward of allowance for obsolescence is as follows (in thousands):

                                                                            THREE MONTHS ENDED         TWELVE MONTHS ENDED
                                                                            SEPTEMBER 30, 2000             JUNE 30, 2000
                                                                            ------------------             -------------

Balance at beginning of period                                                            $624                      $116
Foreign currency translation adjustment                                                    (15)                       (3)

                          EUROPEAN MICRO HOLDINGS, INC.

           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Provision for obsolescence                                                                 137                       929
Amounts written off                                                                       (611)                     (418)
                                                                                        ------                    ------
Balance at end of period                                                                  $135                      $624
                                                                                        ======                    ======


4     PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                            SEPTEMBER 30, 2000             JUNE 30, 2000
                                                                            ------------------             -------------

Buildings and leasehold improvements                                                    $2,628                    $2,694
Furniture, fixtures and equipment                                                        1,848                     1,866
Vehicles and other                                                                         454                       447
                                                                                        ------                    ------
                                                                                         4,930                     5,007
Less: accumulated depreciation                                                          (1,111)                   (1,080)
                                                                                        ------                    ------
        NET BOOK VALUE                                                                  $3,819                    $3,927
                                                                                        ======                    ======

                          EUROPEAN MICRO HOLDINGS, INC.

           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

On July 16, 1999, European Micro Plc, a wholly-owned subsidiary of the Company ("EUROPEAN MICRO UK"), purchased the office building in which it had previously leased space for a purchase price of 1,705,000 pounds sterling ($2,518,000 at exchange rate on September 30, 2000). The purchase price was financed in part by a mortgage loan note in the amount of 1,312,000 pounds sterling ($1,937,000 at exchange rate on September 30, 2000) (See Note 7, to the Consolidated Condensed Financial Statements).

At September 30, 2000 and June 30, 2000, vehicles with a cost of approximately $219,000 and $212,000, and accumulated depreciation of approximately $70,000 and $129,000, respectively, were held under capital leases.

Depreciation expense was $120,000 and $101,000 for the periods ended September 30, 2000 and 1999, respectively.

5     GOODWILL

On October 26, 1998, European Micro UK acquired all of the outstanding shares of capital stock of Sunbelt (UK) Limited ("SUNBELT"). The Sunbelt purchase price (to be settled in pounds sterling) is comprised of a guaranteed portion and two contingent earn-out payments. The guaranteed portion of the purchase price, which was based upon Sunbelt's net book value at closing and a multiple of its fiscal year 1998 pre-tax earnings, was 940,000 pounds sterling (approximately $1,388,000 at exchange rate on September 30, 2000). Of this guaranteed amount, approximately 360,000 pounds sterling (approximately $532,000 at exchange rate on September 30, 2000) was paid in cash at closing. The unpaid balance of the guaranteed consideration includes a note payable to the former 40% Sunbelt shareholder in the amount of 240,163 pounds sterling ($355,000 at exchange rate on September 30, 2000) to be repaid in November 2005, subject to early repayment at the option of the note holder at any time after June 1, 1999. Such note payable is secured by a cash account of equal amount at September 30, 2000. The note payable and the cash balances are reflected on the accompanying consolidated condensed balance sheet at September 30, 2000, in accrued expenses and other current liabilities and restricted cash, respectively. The Company has the option of paying future amounts due to the former Sunbelt shareholders in common stock. If the Company elects to pay any portion of the purchase price in shares of the Company's common stock, then Sunbelt's shareholders have fifteen days to make arrangements to sell such shares over the next forty trading days. If the sale of such shares results in net proceeds of less than the purchase price, then the Company will pay the difference in cash to Sunbelt's shareholders. The Company also entered into employment agreements with the two former shareholders of Sunbelt. The Company discontinued Sunbelt's Nova line of products effective January 31, 2000. With the closure of the Nova line of products, the employment agreement with one of the former shareholders was terminated. Also, in July 2000 the employment agreement with the other former shareholder was terminated.

During November 1999, purchase accounting adjustments were made to the calculation of the guaranteed portion and the two contingent earn-out amounts. These adjustments resulted from the recalculation of fiscal year 1998 pretax earnings of Sunbelt, resulting in a reduction of 134,000 pounds sterling ($198,000 at exchange rate on September 30, 2000) to the guaranteed portion and 32,000 pounds sterling ($47,000 at exchange rate on September 30, 2000) to the contingent consideration. The portion of the guaranteed consideration due at the end of the first contingent earn-out period, which ran from November 1, 1998 to October 31, 1999, was paid in November 1999 in the amount of 53,708 pounds sterling ($79,000 at exchange rate on September 30, 2000). Also, the portion of the first contingent earn-out payment related to employee retention and the volume of purchases from the Far East was paid in November 1999 in the amount of 190,820 pounds sterling ($282,000 at exchange rate on September 30, 2000).

The unpaid balance of the guaranteed purchase price of 152,656 pounds sterling ($225,000 at exchange rate on September 30, 2000), and the portion of the second contingent earn-out payment related to the volume purchases from the Far-East of 129,758 pounds sterling ($192,000 at exchange rate on September 30, 2000) is reflected in goodwill, net and accrued expenses and other current liabilities on the accompanying consolidated condensed balance sheet at September 30, 2000 as the contingency has been met. At September 30, 2000, all contingent consideration related to the Sunbelt acquisition has either been paid or accrued. Goodwill from this transaction is being amortized on a straight-line basis over 20 years.

On November 12, 1998, European Micro UK acquired the assets of H&B Trading International BV ("H&B"). The acquisition of H&B was accounted for as a purchase. The base purchase price, subject to adjustment, of approximately 125,000 Dutch guilders ($50,000 at exchange rate on September 30, 2000) exceeded the estimated value of net assets acquired by approximately 85,000 Dutch guilders ($34,000 at exchange rate on September 30, 2000), which is being amortized on a straight-line basis over 20 years. The financial criteria for the period ended September 30, 2000 and 1999 were not met, therefore, the additional consideration was not accrued or paid.

                          EUROPEAN MICRO HOLDINGS, INC.

           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The acquisition of AMCC was accounted for as a purchase. The base purchase price, inclusive of transaction costs, of approximately $1,315,000 exceeded the estimated fair market value of net assets acquired by approximately $817,000, which constitutes goodwill and which is being amortized on a straight-line basis over 20 years. The results of operations of American Micro, since acquisition, have been included in the accompanying consolidated condensed financial statements. The contingent earn-out payment relating to two times the after tax earnings for calendar year 1999 of approximately $600,000 was paid in March 2000 and is reflected in goodwill, net. The contingent earn-out payment relating to two times the after tax earnings for calendar year 2000 has not been recognized in the accompanying consolidated condensed financial statements as the calculation of such amounts are not determinable at this point in time. The second earn-out payment will be due in monthly principal payments of $50,000, plus interest at 8% commencing on March 1, 2001 and continuing until July 1, 2001 at which time the amount is due in full subject to financial covenant restrictions. Such payment will be offset by a $261,000 receivable due from AMCC's former shareholders.

The results of operations of the above entities have been included in the accompanying consolidated condensed financial statements from the dates of acquisition.

A roll forward of goodwill is as follows (in thousands):

                                                           THREE MONTHS ENDED       TWELVE MONTHS ENDED
                                                            SEPTEMBER 30, 2000             JUNE 30, 2000

Balance at beginning of period                                         $2,808                     $1,675
Foreign currency translation adjustment                                   (42)                       (84)
Purchase accounting adjustments                                             -                       (251)
Additions                                                                   -                      1,616
Amortization                                                              (34)                      (148)
                                                                       ------                     ------
Balance at end of period                                               $2,732                     $2,808
                                                                       ======                     ======

                          EUROPEAN MICRO HOLDINGS, INC.

           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


6     SHORT-TERM BORROWINGS

Short-term borrowings consists of the following (in thousands):

                                                            SEPTEMBER 30, 2000             JUNE 30, 2000
                                                            ------------------             -------------

Bank line of credit
          European Micro UK Working Capital facility                   $2,366                     $1,959
          Nor'Easter Micro facility                                     1,325                        975
          American Micro facility                                       1,064                        992
                                                                       ------                    -------
Total bank lines of credit                                              4,755                      3,926

Receivable financing                                                    6,874                      7,303
Other short-term borrowings                                               671                        674
                                                                       ------                    -------
Total short-term borrowings                                           $12,300                    $11,903
                                                                      =======                    =======


European Micro UK has a bank line of credit (the "EUROPEAN MICRO UK WORKING CAPITAL FACILITY") which is secured by a mortgage debenture on all the assets of European Micro UK and is subordinate to the receivable financing and the capital leases. The facility, which is subject to review in July each year, has been extended to September 2001 and is due on demand. Maximum borrowing capacity under this facility is 2.0 million pounds sterling ($3.0 million at exchange rate on September 30, 2000). Interest is charged at 1.25% over the bank-borrowing rate of 6% at September 30, 2000 and 6% at June 30, 2000.

European Micro UK also has a revolving credit agreement (the "EUROPEAN MICRO UK INVENTORY FACILITY") secured against "general corporate assets". The facility allowed European Micro UK to borrow up to 2.0 million pounds sterling ($3.0 million at exchange rate on September 30, 2000) to assist in the purchase of inventory. The bank has agreed to extend this credit agreement to July 1, 2001. From June 30, 2000 to September 30, 2000, no amounts were outstanding under the agreement. The agreement includes various financial covenants. At September 30, 2000, European Micro UK was not in compliance with certain financial covenants of the European Micro UK Inventory Facility. As a result, European Micro UK will not be able to borrow against this revolving credit agreement until it is in compliance with such financial covenants.

Total combined borrowings under the European Micro UK Working Capital Facility and the European Micro UK Inventory Facility cannot exceed 2.0 million pounds sterling at any date.

The Company also obtained two lines of credit on October 28, 1999, to finance operations based in the United States. American Micro and Nor'Easter each obtained a line of credit, secured by accounts receivable and inventory. Amounts available under each of the line of credit agreements are based upon eligible accounts receivable and inventory, up to a maximum borrowing amount of $1.5 million for each agreement. Each of these lines of credit was to mature on October 28, 2000. Interest accrued at 0.5% over the bank-borrowing rate of 9.5% at September 30, 2000. As partial security for these loans, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. In the event the Company defaults on one or more of these loans, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in the Company because Messrs. Gallagher and Shields together own 71% of the Company's outstanding common stock. The lines of credit agreements include certain financial and non-financial covenants and restrictions. The agreements also contain a provision whereby the lender can declare a default based on subjective criteria.

On October 5, 2000, the Company received a waiver of the covenant violations existing at the June 30, 2000 reporting date for the American Micro and Nor'Easter lines of credit. The Company and the bank terminated the existing lines of credit and entered into a new borrowing arrangement whereby each of American Micro and Nor'Easter have a working capital line of credit equal to the lesser of (i) $1.5 million or (ii) the sum of 85% of eligible accounts receivable, plus the lesser of 50% of eligible inventory or $750,000. Interest will be paid monthly at a floating rate of 0.5% over the bank's base rate. The term of the new arrangements is for one year from the closing date. The new facilities also require the companies to maintain depository accounts at the bank, whose daily receipts will be applied against outstanding borrowings under the lines of credit. As a result, the borrowings are classified as current liabilities on the Company's consolidated condensed balance sheet at September 30, 2000. The new facilities also place certain restrictions on the companies' ability to pay dividends and to make capital expenditures, among other things, and also include

                          EUROPEAN MICRO HOLDINGS, INC.

           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

a provision whereby the lender can declare a default based on subjective criteria. Collateral under the new credit line facilities consists of a first priority lien on all assets of American Micro and Nor'Easter. Messrs. Gallagher and Shields guaranteed the obligations under these arrangements. Mr. Shields has pledged personal assets as additional collateral and has further agreed to maintain certain personal financial statement liquidity levels. These borrowings are cross-collateralized and cross-defaulted with borrowings under the $1.5 million term loan to European Micro Holdings, Inc. discussed in Note 7 to the Consolidated Condensed Financial Statements. As of September 30, 2000, the Company was not in compliance with certain of the revised loan agreement financial covenants. The Company has obtained waivers from these covenant violations existing at September 30, 2000.

Receivable financing represents borrowings secured by various trade receivables of European Micro UK totaling $8.1 million at September 30, 2000 and $8.6 million at June 30, 2000. The accounts receivable financing provides for a borrowing base of 85% of accounts receivable, with a limit of 6.2 million pounds sterling ($9.2 million at exchange rate on September 30, 2000). This facility can be terminated by either party giving three months' notice. The finance company which provides the receivable financing facility has full recourse to European Micro UK with respect to any doubtful or unrecovered amounts. Interest is charged on the receivable financing balance at 1.25% above the bank borrowing rate of 6% at September 30, 2000, and 6% at June 30, 2000.

Other short-term borrowings represent various unsecured notes payable of American Micro. The maturity dates of the notes range from on demand to June 30, 2001. The interest rates range from 11% to 12%.

7     LONG-TERM BORROWINGS

Long-term borrowings consists of the following (in thousands):

                                                            SEPTEMBER 30, 2000             JUNE 30, 2000
                                                            ------------------             -------------

Mortgage loan note                                                     $1,796                    $1,877
Note payable                                                            1,000                     1,125
Other long-term borrowings                                                136                        49
                                                                       ------                    ------
                                                                       $2,932                    $3,051
Less current maturities of long-term borrowings                         (697)                      (678)
                                                                       ------                    ------
Total long-term borrowings                                             $2,235                    $2,373
                                                                       ======                    ======


European Micro UK purchased the office building in which it had previously leased space for a purchase price of 1,705,000 pounds sterling ($2,518,000 at exchange rate on September 30, 2000). The purchase price was financed in part by a mortgage loan note in the amount of 1,312,000 pounds sterling ($1,937,000 at exchange rate on September 30, 2000). This mortgage loan note bears interest at a fixed rate of 7.6%, with monthly payments of principal and interest of 15,588 pounds sterling ($23,000 at exchange rate on September 30, 2000), and matures in July 2009. The mortgage loan note includes certain financial and non-financial covenants and restrictions. The agreement also contains a provision whereby the lender can declare a default based on subjective criteria. The financial covenants are measured using the financial results of European Micro UK as of each fiscal year end. Based upon European Micro UK's fiscal year end operating results, European Micro UK was out of compliance with certain of the covenant requirements at June 30, 2000. The Company has obtained a waiver through July 1, 2001 of this non-compliance.

European Micro Holdings, Inc. obtained the term loan on October 28, 1999, in the amount of $1,500,000. The term loan is to be repaid with quarterly payments of $125,000 over three years. The term loan bears interest at the one-month LIBOR plus two and one-quarter percentage points (2.25%). One-month LIBOR at September 30, 2000 was 6.6%. The term loan is secured by substantially all of the assets of the Company. As partial security for this loan, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. Messrs. Gallagher and Shields guaranteed the obligations under the term loan. In addition, Mr. Shield has pledged personal assets as additional collateral and has further agreed to maintain certain personal financial statement liquidity levels. In the event the Company defaults on this loan, the lender may foreclose

                          EUROPEAN MICRO HOLDINGS, INC.

           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

on all or a portion of the pledged securities. Such an event may cause a change of control in the Company because Messrs. Gallagher and Shields together own 71% of the Company's outstanding common stock.

The term loan agreement is with the same lender as the Nor'Easter Micro and American Micro line of credit facilities discussed in Note 6 to the Consolidated Condensed Financial Statements. The agreement also contains a provision whereby the lender can declare a default based on subjective criteria. Further, the term loan credit agreement contains similar loan covenant requirements and is cross-collateralized and cross-defaulted with the line of credit facilities. As such, the Company was not in compliance for the June 30, 2000 reporting period. On October 5, 2000, the Company received a waiver of the non-compliance with the financial covenants as of June 30, 2000, and also entered into an amendment to the term loan agreement that, among other things, established revised financial covenants. As of September 30, 2000, the Company was not in compliance with certain of the revised loan agreement financial covenants. The Company has obtained waivers from these covenant violations existing at September 30, 2000.

8     EARNINGS PER SHARE

The calculation of earnings per share is detailed in the table below:

                                                                                THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                        -----------------------------------
                                                                                  2000             1999
                                                                                  ----             ----
EARNINGS
Net income (loss) (in thousands)                                                  (68)              $207
                                                                            ---------         ---------
WEIGHTED AVERAGE NUMBER OF SHARES

Outstanding common stock during the period                                  4,933,900         4,933,900
Contingently issuable shares                                                   68,054            85,107
                                                                            ---------         ---------
BASIC WEIGHTED AVERAGE NUMBER OF SHARES                                     5,001,954         5,019,007
Effect of dilutive stock options and other contingent shares                        -               995
                                                                            ---------         ---------
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES                                   5,001,954         5,020,002
                                                                            =========         =========
Basic earnings per share                                                       ($0.01)           $0.04
                                                                            =========         =========
Diluted earning per share                                                      ($0.01)            $0.04
                                                                            =========         =========

During the three-month period-ended September 30, 2000, the Company issued warrants and options to purchase 1,185,000 shares of its common stock at exercise prices ranging from $4.55 to $10.00. The above dilutive earnings per share calculations exclude the effect of warrants and options to purchase 1,185,000 and 339,000 shares of common stock for the three-month period ended September 30, 2000 and 1999, respectively, at exercise prices ranging from $4.55 to $12.00 and $9.1875 to $12.00, respectively, because they were anti-dilutive. Also, see Note 5 to the Consolidated Condensed Financial Statements related to contingently issuable shares related to an acquisition. The effect of contingent shares related to the guaranteed earn-out amount not paid at the closing of the Sunbelt acquisition and the effect of satisfactory completion of part of the second contingent earn-out has been included in the above basic earnings per share calculations. The effect of contingent shares related to the first earn-out of American Micro is not included, as such payment was paid in cash in March 2000. The effect of contingent shares related to second earn-out of American Micro is not included, as the amount of such contingent shares to be issued is unable to be determined. Also see Notes 10 and 13.

9     RELATED PARTY TRANSACTIONS

Until July 1, 1999, European Micro Holdings, Inc. belonged to a group of related companies (the "GROUP"). The Group was comprised of Technology Express, Inc. located in Nashville, Tennessee ("TECHNOLOGY EXPRESS"), and, until July 1, 1999, AMCC which was purchased by European Micro Holdings, Inc. See Note 5 to the Consolidated Condensed Financial Statements. Technology Express is owned and controlled by Harry D. Shields, who is Co-President and Co-Chairman of the Company. Prior to its acquisition on July 1, 1999, AMCC was owned 50% by John B. Gallagher, who is a Co-President and Co-Chairman of the Company.

                          EUROPEAN MICRO HOLDINGS, INC.

           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The rates charged on related party sales are lower than they would be in arms-length transactions. The Company has an oral bulk buying arrangement with the remaining related party, Technology Express, which gives the Company the benefit of buying large job-lots at more competitive prices than it would otherwise be possible to do and then immediately sell part of the purchase to the related party.

Related party transactions are summarized as follows (in thousands):

                                                                                THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,

                                                                        -----------------------------------
                                                                               2000                1999
                                                                               ----                ----
 SALES TO:
 Technology Express                                                             $54              $1,019
                                                                             ======              ======

 PURCHASES FROM:
 Technology Express                                                          $1,564              $1,768
                                                                             ======              ======



Due to related parties comprised of following balances (in thousands):

                                                                             SEPTEMBER 30, 2000             JUNE 30, 2000
                                                                             ------------------             -------------

 Technology Express                                                                        $293                       $11
                                                                                           ====                       ===


The entity listed above is related to the Company in the following manner:

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

                          EUROPEAN MICRO HOLDINGS, INC.

           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

10    EQUITY LINE OF CREDIT

On August 24, 2000, European Micro Holdings, Inc. entered into an Equity Line of Credit (the "EQUITY CREDIT LINE"). Pursuant to the Equity Credit Line, an institutional investor agreed to acquire up to $20 million of the Company's common stock at a purchase price equal to 88% of the market price of such stock, as defined in the agreement. The timing of each sale and the number of shares to be sold is at the discretion of the Company, subject to various conditions, including an effective registration of the shares. Dollar amounts that the Company can request under any individual sale is subject to the average trading volume of the Company's common stock for the preceding 25-day trading period. The maximum term of the Equity Credit Line is 30 months from the date of the agreement. The agreement contains various representations, warranties and covenants by the Company, including limitations on the Company's ability to sell common stock or common stock equivalents, sell assets, merge, etc. In connection with entering into the Equity Credit Line, the Company also entered into a Placement Agent Agreement. Under the Placement Agent Agreement, the agent will receive a commission equal to 7% of the gross proceeds from each advance under the Equity Credit Line.

The Company has issued to the placement agent two warrants to purchase a total of 1,000,000 shares of the Company's common stock. The Class A Warrant allows the holder to purchase 500,000 shares of common stock at an exercise price of $7.00 (subject to certain anti-dilution adjustments) commencing with the first advance under the Equity Credit Line. If the warrant shares are not covered by an effective registration statement for the resale of the warrant shares, the holder can elect a cash-less exercise. The warrants expire five years from the issuance date. The Company can force conversion of the warrants if the closing price of its common stock is $10.00 or higher for ten consecutive trading days. The Class B Warrant allows the holder to purchase 500,000 shares of common stock at an exercise price of $10.00 (subject to similar anti-dilution adjustments). The other terms of the Class B Warrant are similar to the Class A Warrant, except that the Class B Warrants are exercisable pro-rata to the ratio of the advances drawn under the Equity Credit Line, and except that the Company can force conversion of the warrants if the closing price of its common stock is $15.00 or higher for ten consecutive trading days.

The Company has granted the Equity Credit Line investor and the placement agent certain registration rights. Pursuant to the registration rights agreements, the Company is obligated to, among other things, register the sale of the investors shares sold to such investor under the Equity Credit Line and the sale of shares of common stock underlying the warrants. On October 27, 2000, the Company filed a registration statement with the Securities and Exchange Commission to register all such shares.

On August 8, 2000, in connection with the Equity Credit Line, the Company entered into a consulting arrangement with a third party whereby such party would provide certain financing and capital market consultation. In connection with the arrangement, the Company paid to the consultant $10,000 in cash compensation. The Company also issued to the consultant options to purchase 100,000 shares of its common stock at an exercise price of $4.55. Management has attributed $208,000 of the value of these options as incremental costs directly attributable to the signing of the Equity Credit Line, and as such, has reflected such amounts as prepaid offering costs in the accompanying Consolidated Condensed Balance Sheet at September 30, 2000. The remaining $105,000 option value attributed to general consulting services has been expensed in the quarter ended September 30, 2000. In addition, the Company will pay to the consultant cash payments and warrants to purchase common shares of the Company. Each cash and warrant payment will equal 1% of the dollars amounts drawn by the Company under the Equity Credit Line.

11    BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE STRATEGY

The Company has initiated a business-to-business electronic commerce strategy, which is focused on creating a global, value-added, information technology equipment and service trading community. The company has hired Cap Gemini, a leading European management consultancy and information technology services firm, to assist it in the implementation of this plan. The Company has incurred the sum of 755,000 pounds sterling ($1,115,000 at exchange rate on September 30,
2000)  related to the  feasibility  studies and business  process  design.  This amount was reflected in selling, general and administrative expenses on the accompanying consolidated statements of operations for the year ended June 30, 2000. The Company has capitalized the sum of 229,000 pounds sterling ($338,000 at exchange rate on September 30, 2000) related to the actual software development. This amount is reflected in property and equipment, net on the accompanying consolidated condensed balance sheets at September 30, 2000 and June 30, 2000. During May 2000, the Company temporarily halted the ongoing development being performed by Cap Gemini until specific funding is obtained to complete the project. No further expenses have been incurred in the three months ended September 30, 2000. There can be no assurances that the Company will be successful in obtaining funding for this project. In the event the project is not continued by November 30, 2000, the Company will incur a termination fee to Cap Gemini of 150,000 pounds sterling ($221,500 at exchange rate on September 30, 2000). If paid, this fee would be credited against future invoices of Cap Gemini upon the continuation of the project. By December 31, 2000, the Company intends to re-evaluate and re-define where necessary the current assumptions based on changes in the market over the last few months. This planning will include detailing the project based on the Company's ability to fund the project from current working capital, if other funding is still not available.

                          EUROPEAN MICRO HOLDINGS, INC.

           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

12    COMMITMENTS AND CONTINGENCIES

On November 12, 1999, Jeffrey and Marie Alnwick (the "ALNWICKS") and a New York corporation, Big Blue Products, commenced an action individually and derivatively for the Dutch company, Big Blue Europe, against our company and our founders and officers, John B. Gallagher and Harry D. Shields, in the United States District Court, Eastern District of New York, Jeffrey Alnwick and Marie Alnwick v. European Micro Holdings, Inc., Eastern District of New York, Docket No. 99 CV 7380 (the "ALNWICK LITIGATION").

The complaint alleges thirty-three causes of action. Plaintiffs claim, in substance, that defendants breached oral and written agreements relating to the management, operation and funding of Big Blue Europe. Specifically, plaintiffs alleged that defendants breached the joint venture agreement by which Big Blue Europe was formed, a licensing agreement for use of the "Big Blue" service mark in Europe, a non-competition agreement allegedly preventing Big Blue Europe from operating in the United States and several capital contribution agreements. Plaintiffs also claimed that defendants breached their fiduciary duties to the Alnwicks, engaged in fraudulent acts, aided and abetted breaches of fiduciary duties by others, misappropriated trade secrets and interfered with the employment contract of Big Blue Europe's managing director. The complaint seeks unspecified compensatory and punitive damages, as well as injunctive relief restraining defendants from acting in violation of the alleged agreements.

Defendants have moved to dismiss the complaint principally on the basis of forum non-conveniens in favor of existing proceedings in the Netherlands (commenced by European Micro UK), where a Dutch court has appointed an independent director to oversee the operations of the company. Defendants argue that any dispute between the stockholders and directors of Big Blue Europe, which operates pursuant to Dutch law, should be resolved by a Dutch court.

Defendants intend to contest the claims in the Alnwicks Litigation vigorously, whether asserted in the United States or in the Netherlands courts. For the three-month period ended September 30, 2000, the Company has incurred approximately $119,000 in costs related to such lawsuit. Management does not believe that the ultimate outcome of this litigation will result in a material liability to the Company.

Due to the continued uncertainty of the outcome of the pending lawsuit and the difficulties of managing operations of Big Blue Europe during the dispute, the Company has recorded during the three-month period ended September 30, 2000 an additional $252,000 provision for doubtful accounts related to the notes receivable owed to the Company. At September 30, 2000, valuation allowances have been established for all amounts due from Big Blue Europe.

                          EUROPEAN MICRO HOLDINGS, INC.

(13)  SUBSEQUENT EVENTS

On October 11, 2000, the Company entered into a consulting agreement for general consulting services and advice with respect to capital markets, corporate finance, acquisitions and financing. The Company will pay the consultant $5,000 per month for four months, subject to extension at the Company's option. In addition, the Company granted to the consultant warrants to acquire 50,000 shares of the Company's common stock at $4.00 per share. Warrants to acquire 25,000 common shares become exercisable when the closing bid price of the Company's common stock is $10.00 or higher per share for twelve consecutive trading days in the eight month period after the effective date of the Company's Registration Statement on Form S-1 in connection with the Equity Credit Line discussed in Note 10 to the Consolidated Condensed Financial Statements. Warrants to acquire the other 25,000 common shares become exercisable upon the later occurrence of the successful consummation of (a) a financing transaction or (b) an acquisition, each as defined in the agreement. The agreement also calls for additional cash consideration to be paid by the Company in the event of a successful financing transaction related to the acquisition.

(14) OTHER ACCOUNTING MATTERS

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative and Hedging Activities, as amended by SFAS No. 138. The Statement requires the recognition of all derivatives on the balance sheet at fair value. The Company's derivatives are primarily forward foreign exchange contracts. The Company's forward foreign exchange contracts have been designated as economic hedges of anticipated sales and purchase transactions. In addition, the Company enters utilizes forward foreign exchange contracts as an economic hedge against foreign currency market exposures of underlying assets liabilities and other obligations. Effective in the first quarter of fiscal 2001, changes in the fair value of these derivatives, have been recorded through earnings. At September 30, 2000, the Company did not have any open forward foreign exchange contracts . Foreign currency losses, net were $151,000 and $242,000 for the three months ended September 30, 2000 and 1999, respectively. The effect of the adoption of the new Statements was immaterial.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." The effective date has been deferred with respect to the Company to the fourth fiscal quarter of 2001 pending additional interpretive guidance. The Company is not able to quantify the impact of SAB 101 at this time. However, there is at least one issue that could have a material impact on the Company's consolidated condensed financial statements. For European Micro UK the standard practice is to recognize revenue on shipment. However, title to the goods is retained until full payment is received from the customer to perfect the Company's interest in the goods. Under possible interpretations, European Micro UK would not be able to recognize revenue until full payment is received. In the transition year, revenues would be lower as all sales on the net terms not collected by year-end would not be recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTORY STATEMENTS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS,
(A) EUROPEAN MICRO HOLDINGS, INC.'S ("EUROPEAN MICRO" OR THE "COMPANY") PROJECTED SALES AND PROFITABILITY, (B) THE COMPANY'S GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN THE COMPANY'S INDUSTRY, (D) THE COMPANY'S FUTURE FINANCING PLANS, AND (E) THE COMPANY'S ANTICIPATED NEEDS FOR WORKING CAPITAL AND ITS ABILITY TO COMPLY WITH THE FINANCIAL COVENANTS IN THE COMPANY'S LOAN AGREEMENT. IN ADDITION, WHEN USED IN THIS QUARTERLY REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY CERTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CHANGES IN TRENDS IN THE ECONOMY AND THE COMPANY'S INDUSTRY, REDUCTIONS IN THE AVAILABILITY OF FINANCING AND AVAILABILITY OF

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

UNLESS THE CONTEXT OTHERWISE REQUIRES AND EXCEPT AS OTHERWISE SPECIFIED, REFERENCES HEREIN TO "EUROPEAN MICRO" OR THE "COMPANY" INCLUDE EUROPEAN MICRO HOLDINGS, INC. AND ITS FIVE WHOLLY-OWNED SUBSIDIARIES, EUROPEAN MICRO PLC, A COMPANY ORGANIZED UNDER THE LAWS OF THE UNITED KINGDOM ("EUROPEAN MICRO UK"), NOR'EASTER MICRO, INC., A NEVADA CORPORATION ("NOR'EASTER"), COLCHESTER ENTERPRISE PTE. LTD. A COMPANY ORGANIZED UNDER THE LAWS OF SINGAPORE ("COLCHESTER"), AMERICAN MICRO COMPUTER CENTER, INC. A FLORIDA CORPORATION ("AMERICAN MICRO"), AND ENGENIS.COM LTD., A COMPANY ORGANIZED UNDER THE LAWS OF THE UNITED KINGDOM ("ENGENIS"), (COLLECTIVELY, THE FIVE WHOLLY-OWNED SUBSIDIARIES ARE REFERRED TO AS THE "SUBSIDIARIES").

OVERVIEW

We are an independent distributor of microcomputer products, including personal computers, memory modules, disc drives and networking products, to customers mainly in Western Europe and the United States. Our customers consist of more than 770 value-added resellers, corporate resellers, retailers, direct marketers and distributors. We generally do not sell to end-users. Substantially all of the products sold by us are manufactured by well-recognized manufacturers, such as IBM, Compaq and Hewlett-Packard, although we generally do not obtain our inventory directly from such manufacturers. We monitor the geographic pricing strategies related to such products, currency fluctuations and product availability in an attempt to obtain inventory at favorable prices from other distributors, resellers and wholesalers.

We consider ourselves to be a focused distributor, as opposed to a broadline distributor, dealing with a limited and select group of products from a limited and select group of leading manufacturers. We believe that being a focused distributor enables us to respond more quickly to customer requests and gives us greater availability of products, access to products and improved pricing. We believe that as a focused distributor we have been able to develop greater expertise in the products that we sell. Our company places significant emphasis on market awareness and planning and shares this knowledge with our customers to enhance business relations. We strive to monitor and react quickly to market trends in order to enable our multilingual sales team to maintain the highest levels of customer service.

European Micro Holdings, Inc. was organized under the laws of the State of Nevada in December 1997 and is the parent of European Micro UK, Nor'Easter, Colchester, American Micro and Engenis. European Micro UK was organized under the laws of the United Kingdom in 1991 to serve as an independent distributor of microcomputer products to customers mainly in Western Europe and to related parties in the United States. Nor'Easter was organized under the laws of the State of Nevada on December 26, 1997 to serve as an independent distributor of microcomputer products in the United States. Colchester was organized under the laws of Singapore in November 1998 to serve as an independent distributor of microcomputer products in Asia. American Micro was organized under the laws of the State of Florida on June 24, 1999 to acquire AMCC and now serves as an independent distributor of microcomputer products in the United States. Premier Pages, Ltd. was formed on January 28, 2000 and later changed its name to Engenis.com, Ltd. on June 23, 2000. Engenis was formed under the laws of the United Kingdom to serve as a business-to-business electronic commerce trading company.

                          EUROPEAN MICRO HOLDINGS, INC.

European Micro UK is the parent of European Micro GmbH ("EUROPEAN MICRO GERMANY"), Sunbelt and European Micro B.V. ("EUROPEAN MICRO HOLLAND") and has a 50% joint venture interest in Big Blue Europe, B.V. ("BIG BLUE EUROPE"). European Micro Germany was organized under the laws of Germany in 1993 and until August 2000 operated as a sales office in Dusseldorf, Germany. In August 2000, we closed the office and consolidated the sales operations of European Micro Germany. Customers of European Micro Germany will be handled through European Micro UK. All products sold by European Micro Germany were procured and shipped from the facilities of European Micro UK. Sunbelt is a company registered in England and Wales, which was established in 1992 and is based in Wimbledon, England. Sunbelt operated as a distributor of microcomputer products to dealers, value-added resellers and mass merchants throughout Western Europe. Except for the distribution of our Nova brand products (which was discontinued in January
2000), Sunbelt's distribution operations were integrated with and into the operations of European Micro UK. European Micro Holland was organized under the laws of Holland in 1995, and operates as a sales office near Amsterdam, Holland. Big Blue Europe was organized under the laws of Holland in January 1997 and is a computer parts distributor with offices located near Amsterdam, Holland, selling primarily to computer maintenance companies.

European Micro Holding's headquarters are located at 6073 N.W. 167th Street, Unit C-25, Miami, Florida 33015, and our telephone number is (305) 825-2458.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in the Company's Consolidated Condensed Statements of Operations:

                             PERCENTAGE OF NET SALES

                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                           ------------------------
                                                2000       1999

             Net sales to third parties        99.8%       96.9%
             Net sales to related parties       0.2%        3.1%
                                              ------      ------

             Total net sales                  100.0%      100.0%
                                              ------      ------

             Cost of goods sold to third      (89.0%)     (85.7%)
             parties

             Cost of goods sold to             (0.2%)      (3.0%)
             related parties                  ------      ------

             Total cost of goods sold         (89.2%)     (88.7%)
                                              ------      ------

             Total gross profit                10.9%       11.3%

             Total operating expenses          (9.9%)      (9.4%)
                                              ------      ------

             Operating profit                   1.0%        1.9%

             Interest income                    0.1%        0.1%
             Interest expense                  (1.1%)      (0.7%)
             Equity in loss of                     -           -
             unconsolidated affiliate         ------      ------

             Income before income taxes         0.0%        1.3%
             Income taxes                      (0.2%)      (0.7%)
                                              ------      ------

             Net income (loss)                 (0.2%)       0.6%
                                              ======      ======

                          EUROPEAN MICRO HOLDINGS, INC.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999

TOTAL NET SALES. Total net sales decreased $3.7 million, or 11.3%, from $32.8 million in the three-month period ended September 30, 1999 to $29.1 million in the comparable period in 2000. Excluding net sales to related parties, net sales decreased $2.7 million, or 8.6%, from $31.7 million in the three-month period ended September 30, 1999 to $29.0 million in the comparable period in 2000. This decrease was attributable to a decrease in sales of $5.4 million at European Micro UK due to the comparison to the sales run up caused by the impending millennium, and a decrease of $800,000 at American Micro due to a shift from selling server options and other computer parts and concentrating on configuring and selling complete systems. This decrease of net sales was partially offset by an increase in sales of $700,000 at Nor'Easter and $2.8 million at Colchester. This increase at Colchester is due to Colchester selling within the Asian region as compared to being mainly a supplier for other Subsidiaries in 1999.

Net sales to related parties decreased $965,000, or 94.7%, from $1.0 million in the three-month period ended September 30, 1999, to $54,000 in the comparable period in 2000. Sales to Technology Express have decreased as product availability decreased.

GROSS PROFIT. Gross profit decreased $541,000, or 14.6%, from $3.7 million in the three-month period ended September 30, 1999, to $3.2 million in the comparable period in 2000. Gross profit excluding related party transactions decreased $513,000, or 14.0%, from $3.7 million in the three-month period ended September 30, 1999 to $3.2 million the comparable period in 2000. This decrease was attributable to a decrease of $1.3 million at European Micro UK due to the decrease in sales in addition to a decrease in gross margin from 12.3% to 10.1%. This decrease in gross margin mainly resulted from the devaluation of the British pound sterling and the Euro against the U.S. dollar. The majority of purchases during the quarter ended September 30, 2000 were denominated in U.S. dollar. This decrease was partially offset by an increase of $160,000 at Nor'Easter, $200,000 at Colchester and $400,000 at American Micro. Nor'Easter's gross profit increased due to higher sales volume and an increase in gross margin from 5.0% to 7.8%. Colchester's gross profit increased due to higher sales volume and in addition to an increase in gross margin from 3.9% to 5.8%. American Micro's gross profit increased even with lower sales volume by increasing the gross margin from 10.1% to 21.5% by changing the product mix from low margin components to higher margin complete systems.

Gross profit attributable to related party sales decreased $28,000, or 100%, from $28,000 in the three-month period ended September 30, 1999, to zero in the comparable period in 2000. As discussed above, this decrease is attributable to decreased sales due to a lack of product availability.

Gross margins decreased by 0.4% from 11.3% in the three-month period ended September 30, 1999 to 10.9% in the comparable period in 2000. Excluding related party transactions, gross margin decreased from 11.6% in the three-month period ended September 30, 1999 to 10.9% in the comparable period in 2000. This change is related to the normal fluctuations in purchasing opportunities and sales demand from quarter to quarter.

Foreign exchange gains and losses, net, changed from a loss of $242,000 in the three-month period ended September 30, 1999, to a loss of $151,000 in the comparable period in 2000. This adverse movement was attributable to the weakening of the Euro relative to the British pound sterling, causing a devaluation of sales made in European currencies, and the strengthening of the U.S. dollar relative to the Euro and the British pound sterling, making purchases denominated in U.S. dollars more expensive.

OPERATING EXPENSES. Operating expenses as a percentage of total net sales increased from 9.4% in the three-month period ended September 30, 1999 to 9.9% in the comparable period in 2000. This increase was partially attributable to expensing $105,000 related to the value of the Persia stock options attributed to general consulting services. This increase was also attributable to an increase in operating expenses as a percentage of total net sales from 8.7% to 10.6% at American Micro, which is due to a decrease in sales as operating expenses remain constant. Operating expenses as a percentage of total net sales increase from 3.1% to 5.1% at Nor'Easter, which is due to an increase in operating expenses of approximately $111,000 from $125,000 in the three-month period ended September 30, 1999 to $236,000 in the comparable period in 2000. This increase in expenses is due to moving their operations to a new building, which has higher monthly rent, an increase in depreciation expense related to new equipment and leasehold improvements and an increase in gross profit therefore increasing commission and bonus expense, which are a function of gross profit. This increase was partially offset by a decrease in operating expenses as a percentage of total net sales from 8.7% to 7.8% at European Micro UK, which is due to a decrease in operating expenses of approximately $650,000 from $2.0 million in the three-month period ended September 30, 1999 to $1.3 million in the comparable period in 2000. This decrease in expenses is due to the closure of Sunbelt's operations in January 2000 and the decrease in gross profit reduced commission and bonus expense, which are a function of gross profit. Also, this decrease was attributable to a decrease in operating expenses as a percentage of

                          EUROPEAN MICRO HOLDINGS, INC.

total net sales from 23.8% to 4.2% at Colchester, which is due to a large increase in sales, as operating expenses remain constant.

INTEREST EXPENSE. Interest expense increased by $92,000 from $219,000 in three-month period ended September 30, 1999 to $311,000 in the comparable period in 2000. This was attributable to an increased reliance on short-term borrowings to finance accounts receivable and inventory balances.

INTEREST IN JOINT VENTURE. During the year ended June 30, 2000, European Micro UK made an unsecured loan to Big Blue Europe in the amount of $150,000. This loan is due on demand and has an annual interest rate of 9.25%, payable quarterly. During the year ended June 30, 1999, the Company made an unsecured loan to Big Blue Europe in the amount of $350,000. This loan is due on demand and has an annual interest rate of 9.25%, payable quarterly. Due to the continued uncertainties with the Big Blue Europe lawsuit, and the possible liquidation of Big Blue Europe, the Company recorded an allowance for the remaining balance of the loans to Big Blue Europe of $252,000. The associated charge to operations is included in Company's operating expenses for the three-months ended September 30, 2000. At September 30, 2000, the Company has provided an allowance for all advances to Big Blue Europe.

INCOME TAXES. Income taxes as a percentage of income (loss) before income taxes increased from 53.9% in the three-month period ended September 30, 1999 to 195.6% in the comparable period in 2000. For both periods the Company has not accrued a tax expense or benefit for the U.S. operations. The lower percentage for the three-month period ended September 30, 2000 reflects the effects of a net operating loss for the U.S. operations being greater than the taxable income at European Micro UK.

SEASONALITY

We typically experience variations in our total net sales and net income on a quarterly basis as a result of many factors. These include seasonal variations in demand for our products and services, the introduction of new hardware and software technologies and products offering improved features and functionality, the introduction of new products and services by us and our competitors, the loss or consolidation of a significant supplier or customer, changes in the level of operating expenses, inventory adjustments, product supply constraints, pricing, interest rate fluctuations, the impact of acquisitions, currency fluctuations and general economic conditions. Historical operating results have included a reduction in demand in Europe during the summer months.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Our company suffered an operating loss in fiscal 2000 and the first quarter of fiscal 2001. Our operating results have been adversely impacted by ongoing legal costs related to Big Blue Europe, the costs associated with our electronic commerce strategy, increases in general overhead costs and interest expense and a decrease in sales. These factors may continue to impact our operations in fiscal 2001.

We were not in compliance with certain financial covenants contained in our loan documents during fiscal 2000. The lenders waived any noncompliance with these financial covenants that existed on June 30, 2000. In most cases, however, these waivers do not relate to any future reporting period. Also, the Company was not in compliance with certain loan agreement financial covenants at September 30, 2000. The Company has obtained waivers of certain of these covenant violations existing at September 30, 2000. The Loan agreement for which a waiver was not obtained did not have an outstanding balance due. With the exception of the European Micro UK Inventory Facility discussed below and in Note 6 to the Consolidated Condensed Financial Statements, management believes that the Company will be able to comply with the provisions of its debt agreements, including financial covenants, during the remainder of the fiscal 2001. However, compliance with these financial covenants during Fiscal 2001 will require improved operating results compared to Fiscal 2000. Management has initiated certain actions to increase the likelihood of attaining these improved operating results. Such actions include, among other things, (i) modifying the terms of certain financial covenants, (ii) entering into the equity line of credit, (iii) temporarily suspending activities related to our electronic commerce strategy until specific funding can be obtained, (iv) obtaining extensions of the due date for payment of contingent earn-out amounts relating to calendar year 2000 under the American Micro purchase agreement, (v) adjusting staffing levels, and
(vi) implementing steps to increase sales and lower inventory levels. No assurances can be given that management's initiatives will be successful or that loan agreement defaults will not occur in the future.

Another factor that could negatively impact on our liquidity position is the terms of the borrowing arrangements of European Micro UK. Certain of European Micro UK's borrowing capacity are subject to termination by the lender at its sole discretion. As disclosed in Note 6 to the Consolidated Condensed Financial Statements, European Micro UK was not in compliance with certain financial covenants of the European Micro UK Inventory Facility at September 30, 2000. The balance at September 30, 2000 was 0. As a result, European Micro UK will not be able to borrow against this revolving credit agreement until such time that it is in compliance with such financial covenants. Further, the American Micro and Nor-Easter line of credit facilities and the European Micro Holdings, Inc. term loan contain subjective acceleration clauses. These factors increase the liquidity risk to our Company. Management believes that, based on the projected fiscal year 2001 operating results of our Company and our relationship with the creditors, our existing credit arrangements will remain effective during fiscal 2001.

                          EUROPEAN MICRO HOLDINGS, INC.

CASH REQUIREMENTS. Our primary cash requirements are for operating expenses, funding accounts receivable, purchasing inventory, acquisitions and debt service. We have historically funded these cash requirements through a combination of loans, internally generated cash flow and the net proceeds of our initial public offering.

WORKING CAPITAL. Working capital requirements of European Micro UK are funded by a combination of line of credit facilities, together with accounts receivable financing. In both cases, the amounts drawn down accrue the same rate of interest based on a markup over the bank-borrowing rate in the United Kingdom. The bank line of credit was 2.0 million pounds sterling ($3.0 million) at September 30, 2000. The accounts receivable financing provides for a borrowing base of 85% of accounts receivable, with a limit of 6.2 million pounds sterling ($9.2 million on September 30, 2000). This facility can be terminated by either party giving three months' notice. The finance company that provides the receivable financing facility has full recourse to European Micro UK with respect to any doubtful or unrecovered amounts. Interest is charged on the receivable financing balance at 1.25% above the bank-borrowing rate of 6% at September 30, 2000. European Micro UK also had a revolving credit agreement secured against inventory. The facility allowed European Micro UK to borrow up to 3.5 million pounds sterling ($5.2 million at September 30, 2000) to assist in the purchase of inventory. This revolving credit agreement expired in August 2000 and was renewed, through July 1, 2001, by European Micro UK in September 2000 to allow for borrowings up to 2.0 million pounds sterling ($3.0 million at September 30, 2000) that are secured by the general corporate assets of European Micro UK. Borrowings under the bank line of credit and revolving credit agreement are capped at a maximum of 2.0 million pounds sterling outstanding under the combined facilities at any point in time. At September 30, 2000, European Micro UK was not in compliance with certain financial covenants of this revolving credit agreement. Due to the non-compliance European Micro UK will not be able to borrow against this revolving credit agreement until it is in compliance with such financial covenants.

Working capital requirements of our U.S. operations are funded by two lines of credit. On October 28, 1999, American Micro and Nor'Easter each obtained a line of credit secured by accounts receivable and inventory. Amounts available under each of the line of credit agreements were based upon eligible accounts receivable and inventory, up to a maximum borrowing amount of $1.5 million for each agreement. Each of these lines of credit was to mature on October 28, 2000. Interest accrued at 0.5% over the bank-borrowing rate of 9.5% at September 30, 2000. As partial security for these loans, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of our company. In the event that we defaulted on one or more of these loans, the lender could have foreclosed on all or a portion of the pledged securities. Such an event could have caused a change of control in our company because Messrs. Gallagher and Shields together own 71% of our outstanding common stock. The lines of credit agreements included certain financial and non-financial covenants and restrictions. The agreements also contained a provision whereby the lender could have declared a default based on subjective criteria. As of June 30, 2000, we were not in compliance with certain of the financial covenants in the agreements.

On October 5, 2000, we received a waiver of the covenant violations existing at the June 30, 2000 reporting date for the American Micro and Nor'Easter lines of credit. Our company and the bank terminated the existing lines of credit and entered into a new borrowing arrangement whereby each of American Micro and Nor'Easter have a working capital line of credit equal to the lesser of (i) $1.5 million or (ii) the sum of 85% of eligible accounts receivable, plus the lesser of 50% of eligible inventory or $750,000. Interest will be paid monthly at a floating rate of .5% over the bank's base rate. The term of the new arrangements is for one year from the closing date. The new facilities also require the companies to maintain depository accounts at the bank, whose daily receipts will be applied against outstanding borrowings under the lines of credit. As a result, the borrowings are classified as current liabilities on our consolidated condensed balance sheet at September 30, 2000. The new facilities also place certain restrictions on our ability to pay dividends and to make capital expenditures, among other things, and includes a provision whereby the lender can declare a default based on subjective criteria. Collateral under the new credit line facilities consists of a first priority lien on all assets of American Micro and Nor'Easter. Messrs. Gallagher and Shields guaranteed the borrowings under these arrangements. Mr. Shields has pledged personal assets as additional collateral and has further agreed to maintain certain personal financial statement liquidity levels. These borrowings are cross-collateralized and cross-defaulted with borrowings under the $1.5 million term loan to European Micro Holdings, Inc. We were not in compliance with certain loan agreement financial covenants at September 30, 2000. The Company has obtained waivers from these covenant violations existing at September 30, 2000.

LONG-TERM CAPITAL. Our long-term capital needs have historically been met from the sales of securities and long-term borrowings. In June 1998, we received $9.3 million in gross proceeds from our initial public offering of 933,900 shares of common stock. Our company incurred total expenses in connection with the offering of $2.2 million. These proceeds have been used to acquire Sunbelt and American Micro and to fund operations.

                          EUROPEAN MICRO HOLDINGS, INC.

On October 28, 1999, we obtained a $1.5 million term loan. The term loan agreement is with the same lender as the Nor'easter Micro and American Micro line of credit facilities discussed above. Further, the term loan contains similar loan covenants. The term loan is to be repaid with quarterly payments of $125,000 over three years. The term loan bears interest at the one-month LIBOR, plus 2.25%. One-month LIBOR at September 30, 2000 was 6.62%. At September 30, 2000, the outstanding balance on the term loan was $1,000,000. The term loan is secured by substantially all of the assets of our company. As partial security for this loan, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of our company. In addition, Mr. Shields has pledged personal assets as additional collateral and has further agreed to maintain certain personal financial statement liquidity levels. In the event we default on this loan, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in our company because Messrs. Gallagher and Shields together own 71% of our outstanding common stock. The term loan agreement includes certain financial and non-financial covenants and restrictions. The agreement also contains a provision whereby the lender can declare a default based on subjective criteria. As described above, we were not in compliance with the loan covenants on June 30, 2000. The lender waived this non-compliance in October 2000 and amended the term loan agreement, including revising the financial covenants. As of September 30, 2000, we were not in compliance with certain of the revised loan agreement financial covenants. Our company has obtained waivers from these covenant violations existing at September 30, 2000.

On July 1, 1999, we acquired American Micro for a purchase price of $1,131,00, plus an earn-out. The portion of the purchase price paid at closing was funded through our working capital. The contingent earn-out payment relating to two times the after tax earnings for calendar year 1999 of approximately $600,000 was paid in March 2000. The remaining earn-out portion of the purchase price relating to two times the after tax earnings for calendar year 2000 is expected to be funded through our working capital and a note payable to the former stockholders of American Micro. Pursuant to the original merger agreement, the remaining earn-out portion was to be due no later than May 1, 2001. The former stockholders of American Micro have agreed that, until July 1, 2001 and thereafter for so long as the repayment of the earn-out is limited by the loan covenants with SouthTrust Bank, we will pay the stockholders $50,000 per month, plus 8% interest, commencing April 1, 2001. The remaining unpaid earn-out amount will be payable July 1, 2001 to the extent not limited by such covenants.

On July 16, 1999, European Micro UK purchased the office building in which it had previously been leasing space for 1,705,000 pounds sterling ($2,518,000 at September 30, 2000). The purchase price was financed in part by a loan in the amount of 1,312,000 pounds sterling ($1,937,000 at September 30, 2000). This loan calls for monthly payments of principal and interest in the amount of 15,588 pounds sterling ($23,019 at September 30, 2000) and matures in July 2009. The mortgage loan bears interest at a fixed rate of 7.6%. The mortgage loan includes certain financial and non-financial covenants and restrictions. The agreement also contains a provision whereby the lender can declare a default based on subjective criteria. The financial covenants are measured using the financial results of European Micro UK as of each fiscal year end. Based upon European Micro UK's fiscal year end operating results, European Micro UK was out of compliance with certain of the covenant requirements at June 30, 2000. The lender waived this non-compliance through July 1, 2001.

On August 24, 2000, European Micro Holdings, Inc. entered into an equity line of credit with Spinneret Financial System, Ltd. Pursuant to the equity line of credit, Spinneret Financial agreed to acquire up to $20 million of our common stock at a purchase price equal to 88% of the market price of such stock. The timing of each sale and the number of shares to be sold is at our discretion, subject to various conditions, including an effective registration of the shares. The dollar amount that our company can request under any individual sale is subject to the average trading volume of our common stock for the preceding 25-day trading period. The maximum term of the equity line of credit is 30 months from the date of the agreement. The agreement contains various representations, warranties and covenants by us, including limitations on our ability to sell common stock or common stock equivalents, sell assets, merge, or enter into certain other transactions.

Net cash used by operating activities during the three-month period to September 30, 2000 amounted to $827,000. Significant factors in the use of cash were an increase in inventory of $1.3 million, a decrease in trade payables of $596,000, and a decrease in accrued expenses and other current liabilities of $274,000. The amount of cash used by the Company's operations was partially offset by a net income before non-cash expenses in the period of $434,000 and a decrease in trade receivables of $566,000.

Cash used in investing activities amounted to $98,000. This primarily consisted of expenditures on fixed assets of $144,000, net the sale of fixed assets of $46,000.

Cash provided by financing activities amounted to $238,000. This primarily consisted of $397,000 provided by short-term borrowings and payments on long-term debt of $159,000.

                          EUROPEAN MICRO HOLDINGS, INC.

Overall, the Company experienced a net decrease in cash of $640,000 for the three-month period ended September 30, 2000.

ASSET MANAGEMENT

INVENTORY. Our goal is to achieve high inventory turns and maintain a low inventory level and thereby reduce our working capital requirements. Our strategy to achieve this goal is to effectively manage our inventory and to achieve high order fill rates. Inventory levels may vary from period to period, due to factors including increases or decreases in sales levels, our practice of making large-volume purchases when it deems such purchases to be attractive, new products and changes in our product mix.

ACCOUNTS RECEIVABLE. We sell products and services to a customer base of more than 770 value-added resellers, corporate resellers, retailers and direct marketers. We offer credit terms to qualifying customers and also sell on a pre-pay and cash-on-delivery basis. With respect to credit sales, we attempt to control our bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. Also, substantially all of European Micro UK's accounts receivables are insured. Nor'Easter, Colchester and American Micro generally do not insure their accounts receivable.

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

HEDGING AND CURRENCY MANAGEMENT ACTIVITIES. We occasionally hedge to guard against currency fluctuations between the U.K. pound sterling and the U.S. dollar. Because the functional currency of our company's main operating subsidiary, European Micro UK, is the U.K. pound sterling, currency fluctuations of the U.K. pound sterling relative to the U.S. dollar may have a material adverse effect on our business, financial condition and results of operations. We may engage in hedging activities in the future, although no assurances can be given that it will engage in such activities and if we do so that such activities will be successful.

Generally, our policy is not to hedge specifically against individual daily transactions. Instead, the exposure to a currency is determined every two to three days. This is done by comparing the bank account balances and account receivables with accounts payable, all in the same currency to create a "natural" hedge. Thereafter, to the extent that a bank balance and the account receivable are not totally offset by the accounts payable, there would be a need to cover the residual credit balance with a forward currency contract. We tend to concentrate our currency management into seven currencies: Euro, U.K. pound sterling, U.S. dollar, Dutch guilder, Canadian dollar, Singapore dollar and German Mark. We normally deem the exposure in other currencies to be minimal. However, when we buy products in other currencies, we may, in conjunction with current market advice, book a forward contract to cover current and some anticipated future purchases.

ECONOMIC AND MONETARY UNION. On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro." These countries adopted the Euro as their common legal currency on that date. The Euro is trading on currency exchanges and is available for non-cash transactions. Until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries. Through the operations of European Micro UK, we have significant operations within the European Union, including many of the countries that adopted the Euro. We continue to evaluate the impact that the Euro will have on our continuing business operations and no assurances can be given that the Euro will not have a material adverse effect on our business, financial condition and results of operations. However, we do not expect the Euro to have a material effect on our competitive position as a result of price transparency within the European Union because we do not rely on currency imbalances in purchasing inventory from within the European Union. In the first seven quarters of trading, the Euro devalued against sterling by 19.1%, adversely affecting the value of our trade receivables denominated in Euros. Going forward, we cannot accurately predict the impact the Euro will have on currency exchange rates or our currency exchange rate risk. The Internal Revenue Service ("IRS") has requested comments on various tax issues raised by the Euro conversion. The IRS is expected to publish guidelines on this issue and, until such time, we cannot predict whether the IRS guidelines will have any tax consequences on us.

                          EUROPEAN MICRO HOLDINGS, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We utilize derivative financial instruments in the form of forward foreign exchange contracts for the purpose of economic hedges of anticipated sale and purchase transactions. In addition, we enter into economic hedges for the purposes of hedging foreign currency market exposures of underlying assets, liabilities and other obligations that exist as part of its ongoing business operations.

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

EXCHANGE RATE SENSITIVITY

On September 30, 2000, the Company did not have any open forward foreign exchange contracts. Foreign currency losses, net were $151,000 "for the 3 months ended" September 30, 2000, and $242,000 for the comparable period in 1999.

                          EUROPEAN MICRO HOLDINGS, INC.

PART II

ITEM 1.     LEGAL PROCEEDINGS.

On November 12, 1999, Jeffrey and Marie Alnwick (the "ALNWICKS") and a New York corporation, Big Blue Products, commenced an action individually and derivatively for the Dutch company, Big Blue Europe, against our company and our founders and officers, John B. Gallagher and Harry D. Shields in the United States District Court, Eastern District of New York, Jeffrey Alnwick and Marie Alnwick v. European Micro Holdings, Inc., Eastern District of New York, Docket No. 99 CV 7380 (the "ALNWICK LITIGATION").

The complaint alleges thirty-three causes of action. Plaintiffs claim, in substance, that defendants breached oral and written agreements relating to the management, operation and funding of Big Blue Europe. Specifically, plaintiffs alleged that defendants breached the joint venture agreement by which Big Blue Europe was formed, a licensing agreement for use of the "Big Blue" service mark in Europe, a non-competition agreement preventing Big Blue Europe from operating in the United States and several capital contribution agreements. Plaintiffs also claimed that defendants breached their fiduciary duties to the Alnwicks, engaged in fraudulent acts, aided and abetted breaches of fiduciary duties by others, misappropriated trade secrets and interfered with the employment contract of Big Blue Europe's managing director. The complaint seeks unspecified compensatory and punitive damages, as well as injunctive relief restraining defendants from acting in violation of the alleged agreements.

Defendants have moved to dismiss the complaint principally on the basis of forum non-conveniens in favor of existing proceedings in the Netherlands (commenced by European Micro UK), where a Dutch court has appointed an independent director to oversee the operations of the company. Defendants argue that any dispute between the stockholders and directors of the Dutch company, Big Blue Europe, which operates pursuant to Dutch law, should be resolved by a Dutch court.

Our company and our affiliated defendants intend to contest the claims in the Alnwick Litigation vigorously, whether asserted in the United States or in the Netherlands courts.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a), (b), (c) and (d).  None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

At September 30, 2000, European Micro UK was not in compliance with certain financial covenants contained in the European Micro UK Inventory Facility. From June 30, 2000 to September 30, 2000, no amounts were outstanding under the agreement. As a result of this non-compliance, European Micro UK will not be able to borrow against this revolving credit agreement until it is in compliance with such financial covenants. See Note 6 to the Consolidated Condensed Financial Statements.

As of September 30, 2000, the Company was not in compliance with certain financial covenants contained in the Nor-Easter and American Micro lines of credit. In addition, the Company was not in compliance with certain financial covenants contained in the European Micro Holdings' term loan. The Company has obtained waivers from these covenant violations existing at September 30, 2000. See Notes 6 and 7 to the Consolidated Condensed Financial Statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Company  held its 2000  Annual  Meeting of  Stockholders  on October 30,
2000.

(b) At the annual meeting, the stockholders re-elected the Class III directors named in the following table by the vote set forth in such table for a three-year term to expire in 2003. The names of the directors whose terms of office as directors continued after the meeting were: Barrett Sutton, Kyle Saxon, and Laurence Gilbert.

       NAME:                   FOR:         AGAINST:      WITHHELD:
       -----                   ----         --------      ---------

       Harry D. Shields        3,506,246    0             26,950
       John B. Gallagher, Jr.  3,506,246    0             26,950

                          EUROPEAN MICRO HOLDINGS, INC.

 (c) The only other matter voted upon at the Annual Meeting of Stockholders was to approve the issuance of shares of the Company's common stock pursuant to an Equity Line of Credit Agreement (the "EQUITY LINE OF CREDIT") dated as of August 24, 2000, between the Company and Spinneret Financial System, Ltd., as well as the issuance of shares of the Company's common stock pursuant to the exercise of warrants issued in connection with the Equity Line of Credit.

The following table sets forth the number of votes for, against or withheld.

FOR:           ABSTAIN:

3,505,946      27,250


(d)   None.

The foregoing matters are described in detail in the Company's Proxy Statement dated October 19, 2000 for the 2000 Annual Meeting of Stockholders.

ITEM 5.     OTHER INFORMATION.

None

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

     2.05      Amendment to Merger Agreement re: AMCC dated        Incorporated by reference to Exhibit 2.05
               October                                             2,    2000    to     Registrant's
                                                                   Registration  Statement  on  Form
                                                                   S-1 filed on October 27, 2000.

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



EXHIBIT
NO.            DESCRIPTION                                         LOCATION
---            -----------                                         --------

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

    10.06      Stockholders' Cross-Purchase Agreement by and       Incorporated by reference to Exhibit No.
               between Jeffrey Gerard Alnwick, Marie Alnwick,      10.07 to the Registration Statement.
               European Micro Plc and Big Blue Europe, B.V. dated
               August 21, 1997

    10.07      Trusteed Stockholders Cross-Purchase Agreement by   Incorporated by reference to Exhibit No.
               and between John B. Gallagher, Harry D. Shields,    10.08 to the Registration Statement.
               Thomas H. Minkoff, Trustee of the Gallagher Family
               Trust, Robert H. True and Stuart S. Southard,
               Trustees of the Henry Daniel Shields 1997
               Irrevocable Educational Trust, European Micro
               Holdings, Inc. and SunTrust Bank, Nashville, N.A.,
               as Trustee dated January 31, 1998

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

    10.10      Contract of Employment Agreement between Laurence   Incorporated by reference to Exhibit No.
               Gilbert and European Micro UK dated March 14, 1998  10.11 to the Registration Statement.



EXHIBIT
NO.            DESCRIPTION                                         LOCATION
---            -----------                                         --------

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

    10.15      Form of Transfer Agent Agreement with Chase Mellon  Incorporated by reference to Exhibit No.
               Stockholder Services, L.L.C.                        10.17 to the Registration Statement.

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

    10.19      Revolving Loan Agreement dated October 5, 2000      Incorporated by reference to Exhibit 10.19
               between American Micro and SouthTrust Bank re:      to Registrant's Form 10-K for the year
               Line of Credit to American Micro                    ended June 30, 2000.

    10.20      First Amendment to Loan Agreement dated October 5,  Incorporated by reference to Exhibit 10.20
               2000 among the Company, American Micro, Nor'Easter  to Registrant's Form 10-K for the year
               and SouthTrust Bank, N.A. re: Term Loan to the      ended June 30, 2000.
               Company

    10.21      Revolving Loan Agreement dated October 5, 2000      Incorporated by reference to Exhibit 10.21
               between Nor'Easter and SouthTrust Bank re: Line of  to  Registrant's  Form 10-K for the year
               Credit to Nor'Easter                                ended June 30, 2000.

    10.22      Loan Agreement dated October 28, 1999 among the     Incorporated by reference to Exhibit 10.23
               Company, American Micro, Nor'Easter and SouthTrust  to Registrant's Form 10-Q for the quarter
               Bank, N.A. re: Term Loan to the Company             ended September 30, 1999.

    10.23      Security Agreement dated October 5, 2000 between    Incorporated by reference to Exhibit 10.23
               Nor'Easter and SouthTrust Bank                      to Registrant's Form 10-K for the year
                                                                   ended June 30, 2000.

    10.24      Security Agreement dated October 5, 2000 between    Incorporated by reference to Exhibit 10.24
               American Micro and SouthTrust Bank                  to Registrant's Form 10-K for the year
                                                                   ended June 30, 2000.
    10.25      Line of Credit Note given by Nor'Easter to          Incorporated by reference to Exhibit 10.25
               SouthTrust Bank                                     to Registrant's Form 10-K for the year
                                                                   ended June 30, 2000.



EXHIBIT
NO.            DESCRIPTION                                         LOCATION
---            -----------                                         --------

    10.26      Line of Credit Note given by American Micro to      Incorporated by reference to Exhibit 10.26
               SouthTrust Bank                                     to Registrant's Form 10-K for the year
                                                                   ended June 30, 2000.

    10.27      Unconditional Guaranty given by Harry Shields to    Incorporated by reference to Exhibit 10.27
               SouthTrust Bank Re: American Micro                  to Registrant's Form 10-K for the year
                                                                   ended June 30, 2000.

    10.28      Unconditional Guaranty given by John Gallagher to   Incorporated by reference to Exhibit 10.28
               SouthTrust Bank Re: American Micro                  to Registrant's Form 10-K for the year
                                                                   ended June 30, 2000.

    10.29      Amended and Restated Unlimited Guaranty Agreement   Incorporated  by  reference to Exhibit 10.29
               dated October 5, 2000 between Harry Shields and to  Registrant's  Form 10-K for the year
               SouthTrust Bank                                     ended June 30, 2000.

    10.30      Amended and Restated Unlimited Guaranty Agreement   Incorporated  by  reference to Exhibit 10.30
               dated October 5, 2000 between John Gallagher and    to  Registrant's  Form 10-K for the year
               SouthTrust Bank                                     ended June 30, 2000.

    10.31      Unconditional Guaranty given by John Gallagher to   Incorporated by reference to Exhibit 10.31
               SouthTrust Bank Re: Nor'Easter                      to Registrant's Form 10-K for the year
                                                                   ended June 30, 2000.

    10.32      Unconditional Guaranty given by Harry Shields to    Incorporated by reference to Exhibit 10.32
               SouthTrust Bank Re: Nor'Easter                      to Registrant's Form 10-K for the year
                                                                   ended June 30, 2000.

    10.33      Specific Agreement for the Provision of             Incorporated by reference to Exhibit 10.25
               Professional Services dated as of March 17, 2000    to Registrant's Form 10-Q for the quarter
               between the Company and Cap Gemini UK Plc           ended March 31, 2000.

    10.34      Equity Line of Credit Agreement dated as of August  Incorporated by reference to Exhibit 10.34
               24, 2000, between the Company and Spinneret         to Registrant's Form 10-K for the year
               Financial System, Ltd.                              ended June 30, 2000.

    10.35      Registration Rights Agreement dated as of August    Incorporated by reference to Exhibit 10.35
               24, 2000, between the Company and Spinneret         to Registrant's Form 10-K for the year
               Financial System, Ltd.                              ended June 30, 2000.

    10.36      Warrant to Purchase Common Stock dated as of        Incorporated by reference to Exhibit 10.36
               August 24, 2000, given by the Company to Spinneret  to Registrant's Form 10-K for the year
               Financial System, Ltd.                              ended June 30, 2000.

    10.37      Warrant to Purchase Common Stock dated as of        Incorporated by reference to Exhibit 10.37
               August 24, 2000, given by the Company to the May    to Registrant's Form 10-K for the year
               Davis Group, Inc.                                   ended June 30, 2000.

    10.38      Registration Rights Agreement dated as of August    Incorporated by reference to Exhibit 10.38
               24, 2000, between the Company and the May Davis     to Registrant's Form 10-K for the year
               Group, Inc.                                         ended June 30, 2000.

    10.39      Placement Agent Agreement dated as of August 24,    Incorporated by reference to Exhibit 10.39
               2000, between the Company and the May Davis Group,  to  Registrant's  Form 10-K for the year
               Inc.                                                ended June 30, 2000.

    11.01      Statement re: Computation of Earnings               Provided herewith.

    15.01      Letter re: Unaudited Financial Information          Not applicable.




EXHIBIT
NO.            DESCRIPTION                                         LOCATION
---            -----------                                         --------

    18.01      Letter re Change in Accounting Principles           Not applicable.

    19.01      Report Furnished to Security Holders                Not applicable.

    21.01      Subsidiaries of the Registrant                      Not applicable.

    22.01      Published Report Regarding Matters Submitted to     Not applicable.
               Vote of Security Holders

    23.01      Consent of Experts                                  Not applicable.

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

Dated:      November 20, 2000              EUROPEAN MICRO HOLDINGS, INC.

                                           By:   /s/ John B. Gallagher
                                              ------------------------
                                                 John B. Gallagher, Co-President