Form 10-Q
period 2000-12-31
EUROPEAN MICRO HOLDINGS INC
filed 2001-02-20
CIK 1052914

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)


    |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2000

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 4,996,674 shares of Common Stock, par value $0.01 per share, outstanding as of January 31, 2001.

PART I

FINANCIAL INFORMATION
---------------------

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

              INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets as of December 31, 2000 and
June 30, 2000..................................................................3

Consolidated Condensed Statements of Operations for the three and six months ended December 31, 2000 and 1999........................................4

Consolidated Statement of Changes in Shareholders' Equity
for the six months ended December 31, 2000.....................................5

Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 2000 and 1999...............................................6

Notes to Consolidated Condensed Financial Statements...........................8

                          EUROPEAN MICRO HOLDINGS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                               DECEMBER 31, 2000        JUNE 30, 2000
                                                          -------------------------------------------
                     ASSETS
CURRENT ASSETS:
   Cash                                                                     $575               $1,222
   Restricted cash                                                           359                  364
   Trade receivables, net                                                  9,956               13,160
   Due from related parties                                                   49                   --
   Inventories, net                                                        7,564                6,194
   Prepaid expenses                                                          492                  322
   Income taxes receivable                                                   847                  909
   Other current assets                                                      482                  765
                                                                      ----------           ----------
      TOTAL CURRENT ASSETS                                                20,324               22,936
   Property and equipment, net                                             3,718                3,927
   Goodwill, net                                                           4,360                2,808
   Investments in and advances to unconsolidated subsidiaries                 85                  252
   Other assets                                                              348                  290
                                                                      ----------           ----------
      TOTAL ASSETS                                                       $28,835              $30,213
                                                                      ----------           ----------



      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings                                                 $11,167              $11,903
   Current portion of long-term borrowings                                   702                  678
   Trade payables                                                            877                2,256
   Accrued expenses and other current liabilities                          3,040                1,882
   Due to related parties                                                      -                   11
                                                                      ----------           ----------
      TOTAL CURRENT LIABILITIES                                           15,786               16,730
   Long-term borrowings                                                    2,104                2,373
                                                                      ----------                -----
      TOTAL LIABILITIES                                                  $17,890              $19,103
                                                                      ----------           ----------
SHAREHOLDERS' EQUITY:

   Preferred stock $0.01 par value shares:
      1,000,000 authorized, no shares issued                                   -                    -
      and outstanding
   Common stock $0.01 par value shares:
      20,000,000 authorized, Shares issued and
      outstanding 4,996,674 at December 31,                                   50                   49
      2000 and 4,933,900 at June 30, 2000
   Additional paid-in capital                                              9,325                9,191
   Accumulated other comprehensive loss                                    (628)                (550)
   Retained earnings                                                       2,198                2,420
                                                                      ----------           ----------
      TOTAL SHAREHOLDERS' EQUITY                                          10,945               11,110
                                                                      ----------           ----------

   COMMITMENTS, CONTINGENCIES AND SUBSEQUENT                                   -                    -
      EVENTS

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $28,835              $30,213
                                                                     ===========          ===========

See accompanying notes to consolidated condensed financial statements.

                          EUROPEAN MICRO HOLDINGS, INC.

                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (In thousands, except per share data)

                                         (UNAUDITED)                       (UNAUDITED)
                                THREE MONTHS ENDED DECEMBER 31,   SIX MONTHS ENDED DECEMBER 31,
                            -------------------------------------------------------------------
                                       2000          1999             2000            1999
                                       ----          ----             ----            ----
                                                 C>
SALES:

   Net sales                        $26,657       $33,651          $55,671         $65,396
   Net sales to related parties          93           895              147           1,914

                                   --------      --------         --------        --------
      Total net sales                26,750        34,546           55,818          67,310

COST OF GOODS SOLD:

   Cost of goods sold              (23,900)      (29,969)         (49,758)        (58,045)
   Cost of goods sold to related       (89)         (872)            (143)         (1,863)
   parties

                                   --------      --------         --------        --------
      Total cost of goods sold     (23,989)      (30,841)         (49,901)        (59,908)
                                   --------      --------         --------        --------

GROSS PROFIT                          2,761         3,705            5,917           7,402

OPERATING EXPENSES:

      Selling, general and          (2,596)       (3,357)          (5,479)         (6,423)
administrative expenses
                                   --------      --------         --------        --------
INCOME FROM OPERATIONS                  165           348              438             979

      Interest income                     2            20               17              59
      Interest expense                (262)         (309)            (573)           (528)
      Equity in net income
of unconsolidated subsidiaries           --             2               --              --

                                   --------      --------         --------        --------
INCOME (LOSS) BEFORE INCOME TAXES      (95)            61            (118)             510

   Income tax expense                  (59)          (50)            (104)           (292)

                                   --------      --------         --------        --------
NET INCOME (LOSS)                    $(154)           $11           $(222)            $218
                                   ========      ========         ========        ========
      Net income (loss) per share   $(0.03)         $0.00          $(0.04)           $0.04
- basic
                                   ========      ========         ========        ========
      Net income (loss) per share   $(0.03)         $0.00          $(0.04)           $0.04
- diluted
                                   ========      ========         ========        ========

See accompanying notes to consolidated condensed financial statements.

                          EUROPEAN MICRO HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)

                                                                    ACCUMULATED
                                                     ADDITIONAL        OTHER                            TOTAL
                                                     PAID-IN       COMPREHENSIVE        RETAINED     SHAREHOLDERS'
                                   COMMON STOCK      CAPITAL        INCOME (loss)       EARNINGS       EQUITY
                                  --------------------------------------------------------------------------------
                                  SHARES   AMOUNT
                                  ------   ------
Balance at June 30, 2000        4,933,900    $49     $9,191               $(550)         $2,420       $11,110

Comprehensive Income (loss):
   Net loss                            -       -          -                   -           (222)          (222)
   Other comprehensive
   income, foreign currency
   translation adjustment              -       -          -                 (78)             -            (78)
                                                               ---------------------------------------------------
   Total comprehensive loss            -       -          -                 (78)          (222)          (300)
Issuance of common stock, net of
   $184 in offering costs           62,774       1       16                                                17
Compensation charge in
   relation to share options
   issued to non-employees             -                118                   -              -             118
                         -----------------------------------------------------------------------------------------
Balance at December 31,        4,996,674     $50     $9,325               $(628)         $2,198        $10,945
                         =========================================================================================


See accompanying notes to consolidated condensed financial statements.

                          EUROPEAN MICRO HOLDINGS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         (UNAUDITED)
                                                                SIX MONTHS ENDED DECEMBER 31,

                                                           ---------------------------------------
                                                                     2000              1999
                                                                     ----              ----
OPERATING ACTIVITIES:
Net income (loss)                                                  $(222)              $218
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
BY (USED IN) OPERATING ACTIVITIES
   Depreciation and amortization                                      333               287
   Amortization of expense related to contingent earn-out              --                47
   provisions
   Deferred income taxes                                               40              (15)
   Provision for note receivable impairment                           252                --
   Compensation charge for non-employee stock options                 118                28
CHANGES IN ASSETS AND LIABILITIES
   Trade receivables                                                3,204             5,512
   Due from related parties                                          (49)             1,082
   Inventories                                                    (1,370)             1,512
   Prepaid expenses and other current assets                            9               225
   Income tax receivable                                               62                --
   Trade payables                                                 (1,379)           (3,705)
   Due to related parties                                            (11)             (622)
   Income taxes payable                                                --               369
   Accrued expenses and other current liabilities                   (489)           (1,185)
                                                                ---------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             498             3,753
                                                                ---------         ---------

INVESTING ACTIVITIES:

   Purchase of fixed assets                                         (279)           (2,993)
   Sale of fixed assets                                               190                27
   Payment for acquisition, net of cash acquired                       --           (1,220)
   Investments                                                       (85)                --
                                                                ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES                               (174)           (4,186)
                                                                ---------         ---------
FINANCING ACTIVITIES:

   Short-term borrowings, net                                       (736)           (4,175)
   Proceeds (repayments) of long-term borrowings                    (321)             3,118
   Issuance of common stock, net                                       17                --
   Repayment of capital leases, net                                   102              (33)
                                                                ---------         ---------
NET CASH USED IN FINANCING ACTIVITIES                               (938)           (1,090)
                                                                ---------         ---------
   Exchange rate changes                                             (33)               174
                                                                ---------         ---------
NET DECREASE IN CASH:                                               (647)           (1,349)
   Cash at beginning of period                                      1,222             3,168
                                                                ---------         ---------
CASH AT END OF PERIOD                                                $575            $1,819
                                                                =========         =========


Non-cash investing and financing activities:
Fair value of assets acquired                                        $ --            $3,314
Goodwill                                                            1,647             1,408
Fair value of liabilities assumed                                      --           (2,817)
Notes issued for consideration                                    (1,647)             (604)
                                                                ---------         ---------

Cash paid for acquisitions                                             --             1,301
Less cash acquired                                                     --              (81)
                                                                ---------         ---------
Net cash paid for acquisitions                                       $ --            $1,220
                                                                =========         =========
Interest paid                                                        $573              $517
                                                                =========         =========
Taxes paid                                                            $18               $29
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

2     LIQUIDITY

The Company suffered operating losses during fiscal year 2000 and in the first and second quarters of 2001. Ongoing legal costs associated with the litigation related to Big Blue Europe, the costs associated with the Company's electronic commerce strategy, increases in general overhead costs, and increased interest expense due primarily to increased borrowings, coupled with decreasing sales volumes and gross profit margins, have negatively impacted operating results. These factors may continue to impact the Company's operations.

The Company was not in compliance with certain loan agreement financial covenants during fiscal year 2000. While the Company has obtained waivers from these covenant violations existing at June 30, 2000, in most instances the waivers only address the covenant-reporting period ending thereon. Compliance with these financial covenants during fiscal 2001 will require improved operating results compared to fiscal 2000. Management has initiated certain actions to increase the likelihood of attaining these improved operating results. Such actions include, among other things, (i) modifying the terms of certain financial covenants (ii) entering into the Equity Credit Line (See Note 7 to the Consolidated Condensed Financial Statements), (iii) temporarily suspending activities related to its electronic commerce strategy until specific funding can be obtained (see Note 8 to the Consolidated Condensed Financial Statements), (iv) obtaining extensions and subordination of payment of contingent earn-out amounts relating to calendar year 2000 under the American Micro purchase agreement, (v) adjusting staffing levels, and (vi) implementing steps to attempt to increase sales volume and lower inventory levels. No assurances can be given that management's initiatives will be successful, and that loan agreement defaults will not occur in the future.

Another factor that could negatively impact the Company's liquidity is the terms of the borrowing arrangements of European Micro UK. As disclosed in Notes 4 and 5 to the Consolidated Condensed Financial Statements, certain of European Micro UK's borrowing capacity is subject to termination by the borrower at such lender's sole discretion. Further, the American Micro and Nor-Easter lines of credit and the European Micro Holdings, Inc. term loan contain subjective acceleration clauses. These factors increase the liquidity risk to the Company.

                         EUROPEAN MICRO HOLDINGS, INC.

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


3     GOODWILL

On October 26, 1998, European Micro UK acquired all of the outstanding shares of capital stock of Sunbelt (UK) Limited ("SUNBELT"). The Sunbelt purchase price (to be settled in pounds sterling) was comprised of a guaranteed portion and two contingent earn-out payments. The unpaid balance of the guaranteed purchase price of 152,656 pounds sterling ($228,000 at exchange rate on December 31,
2000), and the portion of the second contingent earn-out payment related to the volume purchases from the Far-East of 129,758 pounds sterling ($194,000 at exchange rate on December 31, 2000) was paid in cash the amount of 112,966 pounds sterling ($169,000 at exchange rate on December 31, 2000) to the former 40% Sunbelt on November 20, 2000 and was paid with the issuance of 37,754 shares of the Company's common stock to the former 60% Sunbelt shareholder on December 12, 2000. At December 31, 2000, all contingent consideration related to the Sunbelt acquisition has been paid. Goodwill from this transaction is being amortized on a straight-line basis over 20 years.

The Company acquired American Surgical Supply Corp. of Florida d/b/a American Micro Computer Center ("AMCC"), in a merger on July 1, 1999. The transaction was structured as a merger of AMCC with and into the newly formed, wholly owned subsidiary of the Company. Upon consummation of the merger, the subsidiary's name was changed to American Micro Computer Center, Inc. ("AMERICAN MICRO"). The purchase price for AMCC was equal to $1,131,000, plus an earn-out amount payable in cash or shares of the Company's common stock (at the Company's discretion) equal to two times the after-tax earnings of American Micro in calendar year
1999 and two times the after-tax earnings of American Micro in calendar year 2000. The portion of the purchase price paid at closing was funded through the Company's working capital. In addition, the Company assumed all outstanding indebtedness of AMCC, including a shareholder loan in the approximate amount of $289,000. This loan was owed to the father of John B. Gallagher, the Company's Co-President, Co-Chairman and significant shareholder. This note was repaid in full in November 1999. If the Company elects to pay any portion of the purchase price in shares of the Company's common stock, then AMCC's former shareholders have fifteen days to make arrangements to sell such shares over the next forty trading days. If the sale of such shares results in net proceeds of less than the purchase price, then the Company will pay the difference in cash to AMCC's shareholders.

The acquisition of AMCC was accounted for as a purchase. The base purchase price, inclusive of transaction costs, of approximately $1,315,000 exceeded the estimated fair market value of net assets acquired by approximately $817,000, which constitutes goodwill and which is being amortized on a straight-line basis over 20 years. The results of operations of American Micro, since acquisition, have been included in the accompanying consolidated condensed financial statements. The contingent earn-out payment relating to two times the after tax earnings for calendar year 1999 of approximately $600,000 was paid in March 2000 and is reflected in goodwill, net. The contingent earn-out payment relating to two times the after tax earnings for calendar year 2000 of approximately $1,647,000 is reflected in goodwill, net and accrued expenses and other current liabilities in the accompanying consolidated condensed financial statements. The second earn-out payment will be due in monthly principal payments of $50,000, plus interest at 8% commencing on April 1, 2001 , subject to the rights of SouthTrust Bank. This loan will be due and payable thirty days after no amounts are due to SouthTrust Bank. This amount is secured by a pledge of the shares of common stock of American Micro held by the Company. This security hs been subordinated to SouthTrust Bank.

The results of operations of the above entities have been included in the accompanying consolidated condensed financial statements from the dates of acquisition.

                          EUROPEAN MICRO HOLDINGS, INC.


4     SHORT-TERM BORROWINGS

Short-term borrowings consists of the following (in thousands):

                                         DECEMBER 31, 2000     JUNE 30, 2000
                                         -----------------     -------------

Bank line of credit
  European Micro UK Working Capital facility (a)    $3,217            $1,959
  Nor'Easter Micro facility (b)                      1,150               975
  American Micro facility (b)                          750               992
                                                   -------           -------
Total bank lines of credit                           5,117             3,926

Receivable financing (c)                             5,381             7,303
Other short-term borrowings (d)                        669               674
                                                   -------           -------
Total short-term borrowings                        $11,167           $11,903


(a) European Micro UK has a bank line of credit (the "EUROPEAN MICRO UK WORKING CAPITAL FACILITY") which is collateralized by a mortgage debenture on all the assets of European Micro UK and is subordinate to the receivable financing and the capital leases. The facility, which is subject to review in July each year, has been extended to September 2001 and is due on demand. Maximum borrowing capacity under this facility is
      2.0 million pounds sterling ($3.0 million at exchange rate on December 31, 2000). Interest is charged at 1.25% over the bank-borrowing rate of 6% at December 31, 2000 and 6% at June 30, 2000.

      Until December 31, 2000, European Micro UK also had a revolving credit agreement (the "EUROPEAN MICRO UK INVENTORY FACILITY") collateralized against general corporate assets. The facility was terminated effective December 31, 2000.

(b) The Company also obtained two lines of credit on October 28, 1999, to finance operations based in the United States. American Micro and Nor'Easter each obtained a line of credit, collaterized by accounts receivable and inventory. Amounts available under each of the line of credit agreements are based upon eligible accounts receivable and inventory, up to a maximum borrowing amount of $1.5 million for each agreement. Each of these lines of credit was to mature on October 28, 2000. As partial security for these loans, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. In the event the Company defaults on one or more of these loans, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in the Company because Messrs. Gallagher and Shields together own 71% of the Company's outstanding common stock. The lines of credit agreements include certain financial and non-financial covenants and restrictions. The agreements also contain a provision whereby the lender can declare a default based on subjective criteria.

      On October 5, 2000, the Company received a waiver of the covenant violations existing at the June 30, 2000 reporting date for the American Micro and Nor'Easter lines of credit. The Company and the bank terminated the existing lines of credit and entered into a new borrowing arrangement whereby each of American Micro and Nor'Easter have a working capital line of credit equal to the lesser of (i) $1.5 million or (ii) the sum of 85% of eligible accounts receivable, plus the lesser of 50% of eligible inventory or $750,000. Interest will be paid monthly at a floating rate of 0.5% over the bank's base rate of 9.5% at December 31, 2000. The term of the new arrangements is for one year from the closing date. The new facilities also require the companies to maintain depository accounts at the bank, whose daily receipts will be applied against outstanding borrowings under the lines of credit. The new facilities also place certain restrictions on the companies' ability to pay dividends and to make capital expenditures, among other things, and also include a provision whereby the lender can declare a default based on subjective criteria. Collateral under the new credit line facilities consists of a first priority lien on all assets

                          EUROPEAN MICRO HOLDINGS, INC.

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

      of American Micro and Nor'Easter. Messrs. Gallagher and Shields guaranteed the obligations under these arrangements. Mr. Shields has pledged personal assets as additional collateral and has further agreed to maintain certain personal financial statement liquidity levels. These borrowings are cross-collateralized and cross-defaulted with borrowings under the $1.5 million term loan to European Micro Holdings, Inc. discussed in Note 5 to the Consolidated Condensed Financial Statements.

(c) Receivable financing represents borrowings secured by various trade receivables of European Micro UK totaling $6.3 million at December 31, 2000 and $8.6 million at June 30, 2000. The accounts receivable financing provides for a borrowing base of 85% of accounts receivable, with a limit of 6.2 million pounds sterling ($9.3 million at exchange rate on December 31, 2000). This facility can be terminated by either party giving three months' notice. The finance company which provides the receivable financing facility has full recourse to European Micro UK with respect to any doubtful or unrecovered amounts. Interest is charged on the receivable financing balance at 1.25% above the bank borrowing rate of 6% at December 31, 2000, and 6% at June 30, 2000.

(d) Other short-term borrowings represent various unsecured notes payable of American Micro. The maturity dates of the notes range from on demand to June 30, 2001. The interest rates range from 11% to 12%.

5     LONG-TERM BORROWINGS

Long-term borrowings consists of the following (in thousands):

                                             DECEMBER 31, 2000     JUNE 30, 2000
                                             -----------------     -------------

Mortgage loan note (a)                                  $1,780            $1,877
Note payable (b)                                           875             1,125
Other long-term borrowings                                 151                49

                                                      --------          --------
                                                        $2,806            $3,051
Less current maturities of long-term borrowings          (702)             (678)
                                                      --------          --------
Total long-term borrowings                              $2,104            $2,373
                                                      ========          ========


(a) European Micro UK purchased the office building in which it had previously leased space for a purchase price of 1,705,000 pounds sterling ($2,547,000 at exchange rate on December 31, 2000). The purchase price was financed in part by a mortgage loan note in the amount of 1,312,000 pounds sterling ($1,960,000 at exchange rate on December 31, 2000). This mortgage loan note bears interest at a fixed rate of 7.6%, with monthly payments of principal and interest of 15,588 pounds sterling ($23,000 at exchange rate on December 31, 2000), and matures in July 2009. The mortgage loan note includes certain financial and non-financial covenants and restrictions. The agreement also contains a provision whereby the lender can declare a default based on subjective criteria. The financial covenants are measured using the financial results of European Micro UK as of each fiscal year end. Based upon European Micro UK's fiscal year end operating results, European Micro UK was out of compliance with certain of the covenant requirements at June 30, 2000. The Company has obtained a waiver of this non-compliance through July 1, 2001.

(b) European Micro Holdings, Inc. obtained a term loan on October 28, 1999, in the amount of $1,500,000. The term loan is to be repaid with quarterly payments of $125,000 over three years. The term loan bears interest at the one-month LIBOR plus two and one-quarter percentage points (2.25%). One-month LIBOR at December 31, 2000 was 6.6%. The term loan is secured by substantially all of the assets of the Company. As partial security for this loan, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. Messrs. Gallagher and Shields guaranteed the obligations under the term loan. In addition, Mr. Shield has pledged personal assets as additional collateral and has further agreed to maintain certain personal financial statement liquidity levels. In the event the Company defaults on this loan, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in the Company because Messrs. Gallagher and Shields together own 71% of the Company's outstanding common stock.

                          EUROPEAN MICRO HOLDINGS, INC.

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The term loan agreement is with SouthTrust Bank as is the Nor'Easter Micro and American Micro line of credit facilities discussed in Note 4 to the Consolidated Condensed Financial Statements. The agreement also contains a provision whereby the lender can declare a default based on subjective criteria. Further, the term loan credit agreement contains similar loan covenant requirements and is cross-collateralized and cross-defaulted with the line of credit facilities. As such, the Company was not in compliance for the June 30, 2000 reporting period. On October 5, 2000, the Company received a waiver of the non-compliance with the financial covenants as of June 30, 2000, and also entered into an amendment to the term loan agreement that, among other things, established revised financial covenants.

6     EARNINGS PER SHARE

The calculation of earnings per share is detailed in the table below:

                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   DECEMBER 31,             DECEMBER 31,
                                            ---------------------------------------------------
                                                2000          1999          2000         1999
                                                ----          ----          ----         ----
EARNINGS
Net income (loss) (in thousands)              $(154)           $11        $(222)         $218
                                           ---------     ---------     ---------    ---------

WEIGHTED AVERAGE NUMBER OF SHARES
Outstanding common stock during            4,943,057     4,933,900     4,938,478    4,933,900
the period
Contingently issuable shares                      --       114,011            --       99,559
                                           ---------     ---------     ---------    ---------

BASIC WEIGHTED AVERAGE NUMBER OF SHARES    4,943,057     5,047,911     4,938,478    5,033,459
Effect of dilutive stock options and              --            --            --          497
other contingent shares
                                           ---------     ---------     ---------    ---------

DILUTED WEIGHTED AVERAGE NUMBER OF         4,943,057     5,047,911     4,938,478    5,033,956
SHARES
                                           =========     =========     =========    =========
Basic earnings per share                     $(0.03)         $0.00       $(0.04)        $0.04
                                           =========     =========     =========    =========

Diluted earning per share                    $(0.03)         $0.00       $(0.04)        $0.04
                                           =========     =========     =========    =========

During the three-month period-ended December 31, 2000, the Company issued 62,774 shares of common stock, which reflected 9,157 and 4,579 weighted average shares for the three-month and six-month period ended December 31, 2000, respectively. During the three-month period-ended December 31, 2000, the Company issued warrants and options to purchase 50,000 shares of its common stock at an exercise price of $4.00. The above dilutive earnings per share calculations exclude the effect of warrants and options to purchase 1,480,500 and 1,480,500 shares of common stock for the three-month and six-month periods ended December 31, 2000 respectively, at exercise prices ranging from $4.00 to $12.00 respectively, because they were anti-dilutive. The above dilutive earnings per share calculations exclude the effect of warrants and options to purchase 349,000 and 341,500 shares of common stock for the three-month and six-month periods ended December 31, 1999 respectively, at exercise prices ranging from $7.50 to $12.00 respectively, because they were anti-dilutive. Also, see Note 3 to the Consolidated Condensed Financial Statements related to contingently issuable shares related to an acquisition. The effect of contingent shares related to the first earn-out of American Micro is not included, as such payment was paid in cash in March 2000. The effect of contingent shares related to second earn-out of American Micro is not included.

                          EUROPEAN MICRO HOLDINGS, INC.

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


7     EQUITY LINE OF CREDIT

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

The Company has issued to the placement agent two warrants to purchase a total of 1,000,000 shares of the Company's common stock. The Class A Warrant allows the holder to purchase 500,000 shares of common stock at an exercise price of $7.00 (subject to certain anti-dilution adjustments) commencing with the first advance under the Equity Credit Line. If the warrant shares are not covered by an effective registration statement for the resale of the warrant shares, the holder can elect a cash-less exercise. The warrant shares expire five years from the issuance date. The Company can force conversion of the warrant shares if the closing price of its common stock is $10.00 or higher for ten consecutive trading days. The Class B Warrant allows the holder to purchase 500,000 shares of common stock at an exercise price of $10.00 (subject to similar anti-dilution adjustments). The other terms of the Class B Warrant are similar to the Class A Warrant, except that the Class B Warrant is exercisable pro-rata to the ratio of the advances drawn under the Equity Credit Line, and except that the Company can force conversion of the warrant shares if the closing price of its common stock is $15.00 or higher for ten consecutive trading days.

The Company granted the Equity Credit Line investor and the placement agent certain registration rights. Pursuant to the registration rights agreements, the Company was obligated to, among other things, register the sale of the investors shares sold to such investor under the Equity Credit Line and the sale of shares of common stock underlying the warrant shares. On October 27, 2000, the Company filed a registration statement with the Securities and Exchange Commission to register all such shares. The Securities and Exchange Commission issued approval and the registration statement became effective on December 1, 2000.

On August 8, 2000, in connection with the Equity Credit Line, the Company entered into a consulting arrangement with a third party whereby such party would provide certain financing and capital market consultation. In connection with the arrangement, the Company paid to the consultant $10,000 in cash compensation. The Company also issued to the consultant options to purchase 100,000 shares of its common stock at an exercise price of $4.55. Management has attributed $208,000 of the value of these options as incremental costs directly attributable to the signing of the Equity Credit Line, and as such, has offset such amounts against additional paid in capital in the accompanying Consolidated Condensed Balance Sheet at December 31, 2000. The remaining $105,000 option value attributed to general consulting services was expensed in the quarter ended September 30, 2000. In addition, the Company will pay to the consultant cash payments and warrants to purchase common shares of the Company. Each cash and warrant payment will equal 1% of the dollar amount drawn by the Company under the Equity Credit Line.

On December 4, 2000, in connection with the Equity Credit Line, the Company requested an advance from the investor in the amount of $50,000. In accordance with the advance request, on December 26, 2000, the Company issued 25,020 shares of its common stock to the investor and received cash in the amount of $45,750 ($50,000 less fees of $4,250), accordingly the Company has reclassed $45,750 from prepaid offering costs to additional paid in capital. As a result of this initial advance all 500,000 of the Class A warrant shares and a pro-rata portion of the Class B warrant shares became exercisable. These amounts have been netted against additional paid-in capital.

                          EUROPEAN MICRO HOLDINGS, INC.

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


8     BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE STRATEGY

The Company has initiated a business-to-business electronic commerce strategy, which is focused on creating a global, value-added, information technology equipment and service trading community. The Company has hired Cap Gemini, a leading European management consultancy and information technology services firm, to assist in the implementation of this plan. The Company has incurred the sum of 755,000 pounds sterling ($1,128,000 at exchange rate on December 31,
2000)  related to the  feasibility  studies and business  process  design.  This amount was reflected in selling, general and administrative expenses on the accompanying consolidated statements of operations for the year ended June 30, 2000. The Company has capitalized the sum of 229,000 pounds sterling ($338,000 at exchange rate on December 31, 2000) related to the actual software development. This amount is reflected in property and equipment, net on the accompanying consolidated condensed balance sheets at December 31, 2000 and June 30, 2000. During May 2000, the Company temporarily halted the ongoing development being performed by Cap Gemini until specific funding is obtained to complete the project. No further expenses have been incurred in the six months ended December 31, 2000. There can be no assurances that the Company will be successful in obtaining funding for this project. Since the project was not continued by November 30, 2000, the Company incurred a fee to Cap Gemini of 150,000 pounds sterling ($224,000 at exchange rate on December 31, 2000). This fee will be credited against future invoices of Cap Gemini upon the continuation of the project. The Company is re-evaluating and re-defining the current project based on changes in the market. This planning includes detailing the project based on the Company's ability to fund the project from current working capital, if other funding is still not available.

9     COMMITMENTS AND CONTINGENCIES

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

Defendants have moved to dismiss the complaint principally on the basis of forum non-conveniens in favor of existing proceedings in the Netherlands (commenced by European Micro UK). Defendants argue that any dispute between the stockholders and directors of Big Blue Europe, which operates pursuant to Dutch law, should be resolved by a Dutch court.

Defendants intend to contest the claims in the Alnwicks Litigation vigorously, whether asserted in the United States or in the Netherlands courts. For the three-month and six-month period ended December 31, 2000, the Company has incurred approximately $236,000 and $355,000 in costs related to such lawsuit. Management does not believe that the ultimate outcome of this litigation will result in a material liability to the Company.

Due to the continued uncertainty of the outcome of the pending lawsuit and the difficulties of managing operations of Big Blue Europe during the dispute, the Company recorded during the three-month period ended September 30, 2000 an additional $252,000 provision for doubtful accounts related to the notes receivable owed to the Company. During the three-month period ended December 31, 2000, the Company and the Alnwicks entered into a liquidation agreement in which Big Blue Europe would cease operations and liquidate all assets and liabilities. As of December 31, 2000 all operations have ceased and the remaining liquidation is being handled by a court appointed liquidator. As part of the liquidation the Company and the Alnwicks have both advanced $85,000 to the liquidator. As of December 31, 2000 the Company believes the $85,000 that was advanced will be recovered and therefore, no valuation allowance has been established for the $85,000.

10    SUBSEQUENT EVENTS

On January 2, 2001, the Company issued options to purchase 144,000 shares of its common stock at an exercise price of $2.00 to various key employees.


On January 19, 2001, the Company received a letter from The Nasdaq Stock Market, Inc. stating that the Company failed to maintain a minimum market value of public float of $5.0 million over a 30 day trading period. According to the letter, the Company has until April 19, 2001 to regain the minimum public float. If the Company is unable to demonstrate that the minimum public float has been met, then the Company's common stock will be delisted. In such an event the Company intends to apply for listing on The Nasdaq Small Cap Market if it satisfies the requirements for continued listing on that market. Any delisting of the Company's common stock may negatively impact the price of the Company's common stock and impair the development of a trading market in the Company's common stock.

11    OTHER ACCOUNTING MATTERS

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative and Hedging Activities, as amended by SFAS No. 138. The Statement requires the recognition of all derivatives on the balance sheet at fair value. The Company's derivatives are primarily forward foreign exchange contracts. The Company's forward foreign exchange contracts have been designated as economic hedges of anticipated sales and purchase transactions. In addition, the Company enters utilizes forward foreign exchange contracts as an economic hedge against foreign currency market exposures of underlying assets, liabilities and other obligations. Effective in the first quarter of fiscal 2001, changes in the fair value of these derivtives, have been recorded through earnings. At December 31, 2000, the Company did not have any open forward foreign exchange contracts. Foreign currency gains and losses, net were a $20,000 loss and a $160,000 gain for the six months ended December 31, 2000 and 1999, respectively. The effect of the adoption of the new Statements was immaterial.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." The effective date has been deferred with respect to the Company to the fourth fiscal quarter of 2001 pending additionsl interpretive guidance. The Company is not able to quantify the impact of SAB 101 at this time. However, there is at least one issue that could have a material impact on the Company's consolidated condensed financial statements. For European Micro UK the standard practice is to recognize revenue on shipment. However, title to the goods is retained until full payment is received from the customer to perfect the Company's interest in the goods. Under possible interpretations, European Micro UK would not be able to recognize revenue until full payment is received. In the transisiton year, revenues would be lower as all sales on the net terms not collected by year-end would not be recognized.

                          EUROPEAN MICRO HOLDINGS, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

INTRODUCTORY STATEMENTS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS,
(A) EUROPEAN MICRO HOLDINGS, INC.'S ("EUROPEAN MICRO" OR THE "COMPANY") PROJECTED SALES AND PROFITABILITY, (B) THE COMPANY'S GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN THE COMPANY'S INDUSTRY, (D) THE COMPANY'S FUTURE FINANCING PLANS, AND (E) THE COMPANY'S ANTICIPATED NEEDS FOR WORKING CAPITAL AND ITS ABILITY TO COMPLY WITH THE FINANCIAL COVENANTS IN THE COMPANY'S LOAN AGREEMENTS. IN ADDITION, WHEN USED IN THIS QUARTERLY REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY CERTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CHANGES IN TRENDS IN THE ECONOMY AND THE COMPANY'S INDUSTRY, REDUCTIONS IN THE AVAILABILITY OF FINANCING AND AVAILABILITY OF COMPUTER PRODUCTS ON TERMS AS FAVORABLE AS EXPERIENCED BY THE COMPANY IN PRIOR PERIODS AND OTHER FACTORS. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT WILL IN FACT OCCUR. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

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

                          EUROPEAN MICRO HOLDINGS, INC.


European Micro Germany was organized under the laws of Germany in 1993 and until August 2000 operated as a sales office in Dusseldorf, Germany. In August 2000, we closed the office and consolidated the sales operations of European Micro Germany. Customers of European Micro Germany are being handled through European Micro UK. All products sold by European Micro Germany were procured and shipped from the facilities of European Micro UK. Sunbelt is a company registered in England and Wales, which was established in 1992 and is based in Wimbledon, England. Sunbelt operated as a distributor of microcomputer products to dealers, value-added resellers and mass merchants throughout Western Europe. Except for the distribution of our Nova brand products (which was discontinued in January
2000), Sunbelt's distribution operations were integrated with and into the operations of European Micro UK. European Micro Holland was organized under the laws of Holland in 1995, and operates as a sales office near Amsterdam, Holland. Big Blue Europe was organized under the laws of Holland in January 1997 and is a computer parts distributor with offices located near Amsterdam, Holland, selling primarily to computer maintenance companies. We are currently in the process of liquidating Big Blue Europe.


European Micro Holding's headquarters are located at 6073 N.W. 167th Street, Unit C-25, Miami, Florida 33015, and our telephone number is (305) 825-2458.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in the Company's Consolidated Condensed Statements of Operations:

                            PERCENTAGE OF NET SALES

                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                  DECEMBER 31,              DECEMBER 31,

                            ----------------------------------------------------
                                  2000         1999         2000        1999
                                  ----         ----         ----        ----

Net sales to third parties       99.7%        97.4%        99.7%        97.2%
Net sales to related parties      0.3%         2.6%         0.3%         2.8%
                               -------      -------      -------      -------
Total net sales                 100.0%       100.0%       100.0%       100.0%

Cost of goods sold to third
parties                        (89.4%)      (86.8%)      (89.1%)      (86.2%)
                               -------      -------      -------      -------
Cost of goods sold to related
parties                         (0.3%)       (2.5%)       (0.3%)       (2.8%)
                               -------      -------      -------      -------
Total cost of goods sold       (89.7%)      (89.3%)      (89.4%)      (89.0%)
                               -------      -------      -------      -------
Total gross profit               10.3%        10.7%        10.6%        11.0%
                               -------      -------      -------      -------
Total operating expenses        (9.7%)       (9.7%)       (9.8%)       (9.6%)
                               -------      -------      -------      -------
Operating profit                  0.6%         1.0%         0.8%         1.4%

Interest income                   0.0%         0.1%         0.0%         0.1%
Interest expense                (1.0%)       (0.9%)       (1.0%)       (0.8%)
Equity in income of
unconsolidated affiliate          0.0%         0.0%         0.0%         0.0%
                               -------      -------      -------      -------
Income (loss) before income     (0.4%)         0.2%       (0.2%)         0.7%
taxes
Income taxes                    (0.2%)       (0.1%)       (0.2%)       (0.4%)
                               -------      -------      -------      -------
Net income (loss)               (0.6%)         0.1%       (0.4%)         0.3%
                               =======      =======      =======      =======

                          EUROPEAN MICRO HOLDINGS, INC.


THREE-MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999

TOTAL NET SALES. Total net sales decreased $7.8 million, or 22.6%, from $34.5 million in the three-month period ended December 31, 1999 to $26.7 million in the comparable period in 2000. Excluding net sales to related parties, net sales decreased $7.0 million, or 20.8%, from $33.7 million in the three-month period ended December 31, 1999 to $26.7 million in the comparable period in 2000. This decrease was attributable to a decrease in sales of $7.6 million at European Micro UK due to the comparison to the sales run up caused by the impending millennium and a significant decrease in the exchange rate from pounds sterling to US dollars, and a decrease in sales of $1.5 million at Colchester due to shifting sales from third parties to intercompany sales. This decrease of net sales was partially offset by an increase in sales of $706,000 at American Micro due to a shift from selling server options and other computer parts and concentrating on configuring and selling complete systems, an increase in sales of $1.4 million at Nor'Easter due to the increased availability of product from Colchester.

Net sales to related parties decreased $803,000 or 89.7%, from $895,000 in the three-month period ended December 31, 1999, to $92,000 in the comparable period in 2000. Sales to Technology Express have decreased as product availability decreased.

GROSS PROFIT. Gross profit decreased $945,000, or 25.5%, from $3.7 million in the three-month period ended December 31, 1999, to $2.8 million in the comparable period in 2000. Gross profit excluding related party transactions decreased $924,000, or 25.1%, from $3.7 million in the three-month period ended December 31, 1999 to $2.8 million the comparable period in 2000. This decrease was attributable to a decrease of $1.34 million at European Micro UK due to the decrease in sales in addition to a decrease in gross margin from 11.63% to 8.82%. This decrease in gross margin mainly resulted from the excellent margins gained from the sale of memory modules during October 1999 due to the Taiwan earthquake. This decrease was also attributable to a decrease of $11,000 at Nor'Easter, and a decrease of $110,000 at Colchester. This decrease was partially offset, by an increase of $543,000 at American Micro. Nor'Easter's gross profit decreased even with a higher sales volume because of a decrease in gross margin from 8.28% to 5.81%. Colchester's gross profit decreased with a decrease in sales volume. American Micro's gross profit increased due to higher sales volume and an increase in gross margin from 10.26% to 19.82% by changing the product mix from low margin components to higher margin complete systems.

Gross profit attributable to related party sales decreased $21,000, or 85.6%, from $24,000 in the three-month period ended December 31, 1999, to $3,000 in the comparable period in 2000. As discussed above, this decrease is attributable to decreased sales due to a lack of product availability.

Gross margins decreased by 0.4% from 10.7% in the three-month period ended December 31, 1999 to 10.3% in the comparable period in 2000. Excluding related party transactions, gross margin decreased from 10.9% in the three-month period ended December 31, 1999 to 10.3% in the comparable period in 2000. This change is related to the net of a decrease at European Micro UK and Nor'Easter and an increase at American Micro.

Foreign exchange gains and losses, net, changed from a gain of $160,000 in the three-month period ended December 31, 1999, to a loss of $20,000 in the comparable period in 2000. This adverse movement was attributable to the weakening of the Euro relative to the British pound sterling, causing a devaluation of sales made in European currencies, and the strengthening of the U.S. dollar relative to the Euro and the British pound sterling, making purchases denominated in U.S. dollars more expensive.

OPERATING EXPENSES. Operating expenses as a percentage of total net sales decreased from 9.72% during the three-month period ended December 31, 1999 to 9.70% in the comparable period in 2000. This decrease was attributable to a decrease in operating expenses as a percentage of total net sales from 8.57% to 7.36% at European Micro UK, which is due to a decrease in operating expenses of approximately $882,000 from $2.0 million in the three-month period ended
December 31, 1999 to $1.1 million in the comparable period in 2000. This decrease in expenses at European Micro UK is due to the reduction in personnel and the decrease in gross profit reduced commission and bonus expense, which are a function of gross profit. This decrease was partially offset by an increase in operating expenses as a percentage of total net sales from 4.13% to 4.93% at Nor'Easter, which is due to an increase in operating expenses of approximately $103,000 from $162,000 in the three-month period ended December 31, 1999 to $265,000 in the comparable period in 2000. This increase in expenses is due to moving their operations to a new building, which has higher monthly rent, an increase in depreciation expense related to new equipment and leasehold improvements and an increase in gross profit therefore increasing commission and

                          EUROPEAN MICRO HOLDINGS, INC.


bonus expense, which are a function of gross profit. This decrease was partially offset also by an increase in operating expenses as a percentage of total net sales from 4.38% to 7.62% at Colchester, which is due to a large decrease in sales, while operating expenses only decreased slightly. This decrease was also partially offset by an increase in operating expenses as a percentage of total net sales from 8.94% to 10.31% at American Micro, which is due to an increase in operating expenses attributable to selling efforts related a new product mix.

INTEREST EXPENSE. Interest expense decreased by $48,000 from $309,000 in three-month period ended December 31, 1999 to $261,000 in the comparable period in 2000. This was attributable to a decreased reliance on short-term borrowings to finance accounts receivable and inventory balances.

INTEREST IN JOINT VENTURE. Due to the continued uncertainty of the outcome of the pending lawsuit and the difficulties of managing operations of Big Blue Europe during the dispute, the Company recorded during the three-month period ended September 30, 2000 an additional $252,000 provision for doubtful accounts related to the notes receivable owed to the Company. During the three-month period ended December 31, 2000, the Company and the Alnwicks entered into a liquidation agreement in which Big Blue Europe would cease operations and liquidate all assets and liabilities. As of December 31, 2000 all operations have ceased and the remaining liquidation is being handled by a court appointed liquidator. As part of the liquidation the Company and the Alnwicks have both advanced $85,000 to the liquidator. As of December 31, 2000 the Company believes the $85,000 that was advanced will be recovered and therefore, no valuation allowance has been established for the $85,000.

INCOME TAXES. Income tax expense results from taxes on income earned by European Micro UK. The Company has not accrued a tax expense or benefit for the U.S. operations.

SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999

TOTAL NET SALES. Total net sales decreased $11.5 million, or 17.1%, from $67.3 million in the six-month period ended December 31, 1999 to $55.8 million in the comparable period in 2000. Excluding net sales to related parties, net sales decreased $9.7 million, or 14.9%, from $65.4 million in the six-month period ended December 31, 1999 to $55.7 million in the comparable period in 2000. This decrease was attributable to a decrease in sales of $13.0 million at European Micro UK due to the comparison to the sales run up caused by the impending millennium, and a significant decrease in the exchange rate from pounds sterling to US dollars, and a decrease of $74,000 at American Micro. This decrease of net sales was partially offset by an increase in sales of $2.1 million at Nor'Easter, and an increase of $1.3 million at Colchester. This increase at Colchester is due to Colchester selling within the Asian region as compared to being mainly a supplier for other Subsidiaries in 1999, especially during the three month period of July through September 2000.

Net sales to related parties decreased $1.8 million, or 92.3%, from $1.9 million in the six-month period ended December 31, 1999, to $147,000 in the comparable period in 2000. Sales to Technology Express have decreased as product availability decreased.

GROSS PROFIT. Gross profit decreased $1.5 million, or 20.1%, from $7.4 million in the six-month period ended December 31, 1999, to $5.9 million in the comparable period in 2000. Gross profit excluding related party transactions decreased $1.4 million, or 19.6%, from $7.4 million in the six-month period ended December 31, 1999 to $5.9 million in the comparable period in 2000. This decrease was attributable to a decrease of $2.6 million at European Micro UK. This decrease in gross margin mainly resulted from the excellent margins gained from the sale of memory modules during October 1999 due to the Taiwan earthquake. This decrease was partially offset by an increase of $149,000 at Nor'Easter, and an increase of $931,000 at American Micro, and an increase of $104,000 at Colchester. Nor'Easter's gross profit increased due to higher sales volume and an increase in gross margin from 6.6% to 6.7%. Colchester's gross profit increased due to higher sales volume and an increase in gross margin from 5.9% to 6.5%. American Micro's gross profit increased even with lower sales volume by increasing the gross margin from 10.2% to 20.6% by changing the product mix from low margin components to higher margin complete systems.

Gross profit attributable to related party sales decreased $47,000, or 92.2%, from $51,000 in the six-month period ended December 31, 1999, to $4,000 in the comparable period in 2000. As discussed above, this decrease is attributable to decreased sales due to a lack of product availability.

Gross margins decreased by 0.4% from 11.0% in the six-month period ended December 31, 1999 to 10.6% in the comparable period in 2000. Excluding related party transactions, gross margin decreased from 11.2% in the six-month period ended December 31, 1999 to 10.6% in the comparable period in 2000. This change is related to the net of a decrease at European Micro (UK) and an increase at American Micro, Colchester and Nor'Easter.

                          EUROPEAN MICRO HOLDINGS, INC.


Foreign exchange gains and losses, net, changed from a loss of $82,000 in the six-month period ended December 31, 1999, to a loss of $170,000 in the comparable period in 2000. This adverse movement was attributable to the weakening of the Euro relative to the British pound sterling, causing a devaluation of sales made in European currencies, and the strengthening of the U.S. dollar relative to the Euro and the British pound sterling, making purchases denominated in U.S. dollars more expensive.

OPERATING EXPENSES. Operating expenses as a percentage of total net sales increased from 9.54% in the six-month period ended December 31, 1999 to 9.82% in the comparable period in 2000. This increase was partially attributable to expensing $105,000 related to the value of stock options attributed to general consulting services. This increase was also attributable to an increase in operating expenses as a percentage of total net sales from 8.8% to 10.5% at American Micro, which is due to a decrease in sales as operating expenses remain constant. Operating expenses as a percentage of total net sales increased from 3.6% to 5.0% at Nor'Easter, which is due to an increase in operating expenses of approximately $216,000 from $286,000 in the six-month period ended December 31, 1999 to $502,000 in the comparable period in 2000. This increase in expenses is due to moving their operations to a new building, which has higher monthly rent, an increase in depreciation expense related to new equipment and leasehold improvements and an increase in gross profit therefore increasing commission and bonus expense, which are a function of gross profit. This increase was partially offset by a decrease in operating expenses as a percentage of total net sales from 8.6% to 7.6% at European Micro UK, which is due to a decrease in operating expenses of approximately $1.5 million from $3.9 million in the six-month period ended December 31, 1999 to $2.4 million in the comparable period in 2000. This decrease in expenses is due to the reduction in personnel and the decrease in gross profit reduced commission and bonus expense, which are a function of gross profit. Also, this decrease was attributable to a decrease in operating expenses as a percentage of total net sales from 7.5% to 5.2% at Colchester, which is due to a large increase in sales, as operating expenses increased slightly.

INTEREST EXPENSE. Interest expense increased by $45,000 from $528,000 in six-month period ended December 31, 1999 to $573,000 in the comparable period in 2000. This was attributable to having the lines of credit at Nor'Easter and American Micro and the term loan for six months, July through December, during 2000, while only three months, October through December, during 1999.

INTEREST IN JOINT VENTURE. Due to the continued uncertainty of the outcome of the pending lawsuit and the difficulties of managing operations of Big Blue Europe during the dispute, the Company recorded during the three-month period ended September 30, 2000 an additional $252,000 provision for doubtful accounts related to the notes receivable owed to the Company. During the three-month period ended December 31, 2000, the Company and the Alnwicks entered into a liquidation agreement in which Big Blue Europe would cease operations and liquidate all assets and liabilities. As of December 31, 2000 all operations have ceased and the remaining liquidation is being handled by a court appointed liquidator. As part of the liquidation the Company and the Alnwicks have both advanced $85,000 to the liquidator. As of December 31, 2000 the Company believes the $85,000 that was advanced will be recovered and therefore, no valuation allowance has been established for the $85,000.

INCOME TAXES. Income tax expense results from taxes on income earned by European Micro UK. The Company has not accrued a tax expense or benefit for the U.S. operations.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Our company suffered an operating loss in fiscal 2000 and the first and second quarters of fiscal 2001. Our operating results have been adversely impacted by ongoing legal costs related to Big Blue Europe, the costs associated with our electronic commerce strategy, increases in general overhead costs and interest expense and a decrease in sales. These factors may continue to impact our operations in fiscal 2001.

                          EUROPEAN MICRO HOLDINGS, INC.


We were not in compliance with certain financial covenants contained in our loan documents during fiscal 2000. The lenders waived any noncompliance with these financial covenants that existed on June 30, 2000. In most cases, however, these waivers do not relate to any future reporting period. Compliance with these financial covenants during Fiscal 2001 will require improved operating results compared to Fiscal 2000. Management has initiated certain actions to increase the likelihood of attaining these improved operating results. Such actions include, among other things, (i) modifying the terms of certain financial covenants, (ii) entering into the equity line of credit, (iii) temporarily suspending activities related to our electronic commerce strategy until specific funding can be obtained, (iv) obtaining extensions of the due date for payment of contingent earn-out amounts relating to calendar year 2000 under the American Micro purchase agreement, (v) adjusting staffing levels, and (vi) implementing steps to attempt to increase sales and lower inventory levels. No assurances can be given that management's initiatives will be successful or that loan agreement defaults will not occur in the future.

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

WORKING CAPITAL. Working capital requirements of European Micro UK are funded by a combination of line of credit facilities, together with accounts receivable financing. In both cases, the amounts drawn down accrue the same rate of interest based on a markup over the bank-borrowing rate in the United Kingdom. The bank line of credit was 2.0 million pounds sterling ($3.0 million) at December 31, 2000. The accounts receivable financing provides for a borrowing base of 85% of accounts receivable, with a limit of 6.2 million pounds sterling ($9.2 million on December 31, 2000). This facility can be terminated by either party giving three months' notice. The finance company that provides the receivable financing facility has full recourse to European Micro UK with respect to any doubtful or unrecovered amounts. Interest is charged on the receivable financing balance at 1.25% above the bank-borrowing rate of 6% at December 31, 2000.

Working capital requirements of our U.S. operations are funded by two lines of credit. On October 28, 1999, American Micro and Nor'Easter each obtained a line of credit secured by accounts receivable and inventory. Amounts available under each of the line of credit agreements were based upon eligible accounts receivable and inventory, up to a maximum borrowing amount of $1.5 million for each agreement. Each of these lines of credit was to mature on October 28, 2000. Interest accrued at 0.5% over the bank-borrowing rate of 9.5% at December 31, 2000. As partial security for these loans, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of our company. In the event that we defaulted on one or more of these loans, the lender could have foreclosed on all or a portion of the pledged securities. Such an event could have caused a change of control in our company because Messrs. Gallagher and Shields together own 71% of our outstanding common stock. The lines of credit

                          EUROPEAN MICRO HOLDINGS, INC.


agreements included certain financial and non-financial covenants and restrictions. The agreements also contained a provision whereby the lender could have declared a default based on subjective criteria. As of June 30, 2000, we were not in compliance with certain of the financial covenants in the agreements.

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

On October 28, 1999, we obtained a $1.5 million term loan. The term loan agreement is with the lender the Nor'easter Micro and American Micro line of credit facilities discussed above. Further, the term loan contains similar loan covenants. The term loan is to be repaid with quarterly payments of $125,000 over three years. The term loan bears interest at the one-month LIBOR, plus 2.25%. One-month LIBOR at December 31, 2000 was 6.6%. At December 31, 2000, the outstanding balance on the term loan was $875,000. The term loan is secured by substantially all of the assets of our company. As partial security for this loan, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of our company. In addition, Mr. Shields has pledged personal assets as additional collateral and has further agreed to maintain certain personal financial statement liquidity levels. In the event we default on this loan, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in our company because Messrs. Gallagher and Shields together own 71% of our outstanding common stock. The term loan agreement includes certain financial and non-financial covenants and restrictions. The agreement also contains a provision whereby the lender can declare a default based on subjective criteria. As described above, we were not in compliance with the loan covenants on June 30, 2000. The lender waived this non-compliance in October 2000 and amended the term loan agreement, including revising the financial covenants.

On July 1, 1999, we acquired American Micro for a purchase price of $1,131,000, plus an earn-out. The portion of the purchase price paid at closing was funded through our working capital. The contingent earn-out payment relating to two times the after tax earnings for calendar year 1999 of approximately $600,000 was paid in March 2000. The remaining earn-out portion of the purchase price relating to two times the after tax earnings for calendar year 2000 was funded through a note payable to the former stockholders of American Micro. Pursuant to the original merger agreement, the remaining earn-out portion was to be due no later than May 1, 2001. The former stockholders of American Micro have agreed that, for so long as the repayment of the earn-out is limited by the loan covenants with SouthTrust Bank, we will pay the stockholders $50,000 per month, plus 8% interest, commencing April 1, 2001, subject to the rights of SouthTrust Bank. The loan will be due and payable thirty days after no amounts are due to SouthTrust Bank. This amount is secured by a pledge of the shares of common stock of American Micro held by the Company. This security has been subordinated to SouthTrust Bank.

On July 16, 1999, European Micro UK purchased the office building in which it had previously been leasing space for 1,705,000 pounds sterling ($2,547,000 at December 31, 2000). The purchase price was financed in part by a loan in the amount of 1,312,000 pounds sterling ($1,960,000 at December 31, 2000). This loan calls for monthly payments of principal and interest in the amount of 15,588 pounds sterling ($23,284 at December 31, 2000) and matures in July 2009. The mortgage loan bears interest at a fixed rate of 7.6%. The mortgage loan includes certain financial and non-financial covenants and restrictions. The agreement also contains a provision whereby the lender can declare a default based on subjective criteria. The financial covenants are measured using the financial

                          EUROPEAN MICRO HOLDINGS, INC.


results of European Micro UK as of each fiscal year end. Based upon European Micro UK's fiscal year end operating results, European Micro UK was out of compliance with certain of the covenant requirements at June 30, 2000. The lender waived this non-compliance through July 1, 2001.

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

On December 4, 2000, in connection with the Equity Credit Line, the Company requested an advance from the investor in the amount of $50,000. In accordance with the advance request, on December 26, 2000, the Company issued 25,020 shares of its common stock to the investor and received cash in the amount of $45,750 ($50,000 less fees of $4,250), accordingly the Company has reclassed $45,750 from prepaid offering costs to additional paid in capital. As a result of this initial advance all 500,000 of the Class A warrant shares and a pro-rata portion of the Class B warrant shares became exercisable.

Net cash provided by operating activities during the six-month period ended December 31, 2000 amounted to $498,000. Significant factors providing cash were a decrease in trade receivables of $3.2 million and a net income before non-cash expenses in the period of $441,000. The amount of cash provided by the Company's operations was partially offset by an increase in inventory of $1.4 million, a decrease in trade payables of $1.4 million.

Cash used in investing activities amounted to $174,000. This primarily consisted of purchases of fixed assets.

Cash used by financing activities amounted to $938,000. This primarily consisted of $736,000 paid down on short-term borrowings and payments on long-term debt of $321,000. The amount of cash used by financing activities was partially offset by $17,000 in issuance of common stock, net.

Overall, the Company experienced a net decrease in cash of $647,000 for the six-month period ended December 31, 2000.

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

                          EUROPEAN MICRO HOLDINGS, INC.


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

ECONOMIC AND MONETARY UNION. On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro." These countries adopted the Euro as their common legal currency on that date. The Euro is trading on currency exchanges and is available for non-cash transactions. Until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries. Through the operations of European Micro UK, we have significant operations within the European Union, including many of the countries that adopted the Euro. We continue to evaluate the impact that the Euro will have on our continuing business operations and no assurances can be given that the Euro will not have a material adverse effect on our business, financial condition and results of operations. However, we do not expect the Euro to have a material effect on our competitive position as a result of price transparency within the European Union because we do not rely on currency imbalances in purchasing inventory from within the European Union. In the first eight quarters of trading, the Euro devalued against sterling by 12.4%, adversely affecting the value of our trade receivables denominated in Euros. Going forward, we cannot accurately predict the impact the Euro will have on currency exchange rates or our currency exchange rate risk. The Internal Revenue Service ("IRS") has requested comments on various tax issues raised by the Euro conversion. The IRS is expected to publish guidelines on this issue and, until such time, we cannot predict whether the IRS guidelines will have any tax consequences on us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------

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

EXCHANGE RATE SENSITIVITY

On December 31, 2000, the Company did not have any open forward foreign exchange contracts. Foreign currency gains and losses, net were a $20,000 loss for the three-months ended December 31, 2000, and a $160,000 gain for the comparable period in 1999. Foreign currency gains and losses, net were a $170,000 loss for the six-months ended December 31, 2000, and an $82,000 loss for the comparable period in 1999.

                          EUROPEAN MICRO HOLDINGS, INC.


PART II

ITEM 1. LEGAL PROCEEDINGS.
        -----------------

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

(a), (b), (c) and (d).  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        -------------------------------

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

(a), (b), (c) and (d).  None.

(c) On December 12, 2000, the Company issued 37,754 shares of common stock in connection with the purchase of the shares of common stock of Sunbelt. See Note 3 to the Consolidated Condensed Financial Statements. The closing price of the Company's common stock on December 12, 2000 was $3.00 per share. This transaction was exempt from registration pursuant to section 4(2) of the Securities Act of 1933 as the recipient of the shares was an accredited investor.

ITEM 5. OTHER INFORMATION.
        -----------------

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        --------------------------------

(a)     Exhibits.

                          EUROPEAN MICRO HOLDINGS, INC.


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

  2.05    Amendment to Merger Agreement re:   Incorporated by reference to
          AMCC dated October 2, 2000          Exhibit 2.05 to Registrant's
                                              Registration Statement on Form
                                              S-1 filed on October 27, 2000.

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

  10.06   Stockholders' Cross-Purchase        Incorporated by reference to
          Agreement by and between Jeffrey    Exhibit No. 10.07 to the
          Gerard Alnwick, Marie Alnwick,      Registration Statement.
          European Micro Plc and Big Blue
          Europe, B.V. dated August 21, 1997

  10.07   Trusteed Stockholders               Incorporated by reference to
          Cross-Purchase Agreement by and     Exhibit No. 10.08 to the
          between John B. Gallagher, Harry    Registration Statement.
          D. Shields, Thomas H. Minkoff,
          Trustee of the Gallagher Family
          Trust, Robert H. True and Stuart
          S. Southard, Trustees of the Henry
          Daniel Shields 1997 Irrevocable
          Educational Trust, European Micro
          Holdings, Inc. and SunTrust Bank,
          Nashville, N.A., as Trustee dated
          January 31, 1998

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

  10.11   Subscription Agreement by and       Incorporated by reference to
          between John B. Gallagher, Harry    Exhibit No. 10.13 to the
          D. Shields, Thomas H. Minkoff,      Registration Statement.
          Trustee of the Gallagher Family
          Trust, Robert H. True and Stuart
          S. Southard, Trustees of the Henry
          Daniel Shields 1997 Irrevocable
          Educational Trust, European Micro
          Holdings, Inc. effective as of
          January 31, 1998

  10.12   Administrative Services Contract    Incorporated by reference to
          by and between European Micro       Exhibit No. 10.14 to the
          Holdings, Inc. and European Micro   Registration Statement.
          Plc effective as of January 1, 1998

  10.13   Escrow Agreement between European   Incorporated by reference to
          Micro Holdings, Inc., Tarpon        Exhibit No. 10.15 to the
          Scurry Investments, Inc. and The    Registration Statement.
          Chase Manhattan dated as of March
          24, 1998

  10.14   Form of Indemnification Agreements  Incorporated by reference to
          with officers and directors         Exhibit No. 10.16 to the
                                              Registration Statement.

  10.15   Form of Transfer Agent Agreement    Incorporated by reference to
          with Chase Mellon Stockholder       Exhibit No. 10.17 to the
          Services, L.L.C.                    Registration Statement.

  10.16   Form of Credit Agreement by and     Incorporated by reference to
          between European Micro UK and       Exhibit No. 10.17 to the
          National Westminster Bank Plc       Annual Report on Form 10-K
                                              for the fiscal year ended June 30,
                                              1998 filed with the  Commission on
                                              September 28, 1998.

  10.17   Consulting Contract dated           Incorporated by reference to
          September 10, 1998 by and between   Exhibit 10.19 to
          European Micro Holdings, Inc. and   Registrant's Form 10-Q for
          The Equity Group                    the quarter ended
                                              September 30, 1998.

                          EUROPEAN MICRO HOLDINGS, INC.

EXHIBIT
NO.       DESCRIPTION                         LOCATION
---       -----------                         --------

  10.18 Employment Agreement dated July 1, Incorporated by reference to 1999 between John B. Gallagher and Exhibit 10.21 to
          American Micro                      Registrant's Form 10-K for
                                              the year ended June 30, 1999.

  10.19   Revolving Loan Agreement dated      Incorporated by reference to
          October 5, 2000 between  American   Exhibit 10.19 to Registrant's Form
          Micro and SouthTrust Bank re: Line  10-K for  the year ended June 30,
          of Credit to American Micro         2000.

  10.20   First Amendment to Loan Agreement   Incorporated by reference to
          dated October 5, 2000 among the     Exhibit 10.20 to Registrant's
          Company, American Micro,            Form 10-K for the year ended
          Nor'Easter and SouthTrust Bank,     June 30, 2000.
          N.A. re: Term Loan to the Company

  10.21   Revolving Loan Agreement dated      Incorporated by reference to
          October 5, 2000 between Nor'Easter  Exhibit 10.21 to Registrant's Form
          and SouthTrust Bank re: Line of     10-K for  the year ended June
          Credit to Nor'Easter                30, 2000.

  10.22   Loan Agreement dated October 28,    Incorporated  by reference to
          1999 among the Company, American    Exhibit 10.23 to Registrant's Form
          Micro, Nor'Easter and SouthTrust    10-Q for the quarter ended
          Bank, N.A. re: Term Loan to the     September 30, 1999.
          Company

  10.23   Security Agreement dated October    Incorporated by reference to
          5, 2000 between Nor'Easter and      Exhibit 10.23 to Registrant's Form
          SouthTrust Bank                     10-K for the year ended June 30,
                                              2000.

  10.24   Security Agreement dated October    Incorporated by reference to
          5, 2000 between American Micro and  Exhibit  10.24  to Registrant's
          SouthTrust Bank                     Form 10-K for the year ended
                                              June 30, 2000.

  10.25   Line of Credit Note given by        Incorporated by reference to
          Nor'Easter to SouthTrust Bank       Exhibit 10.25 to Registrant's
                                              Form 10-K for the year ended
                                              June 30, 2000.

  10.26   Line of Credit Note given by        Incorporated by reference to
          American Micro to SouthTrust Bank   Exhibit 10.26 to Registrant's
                                              Form  10-K  for  the year ended
                                              June 30, 2000.

  10.27   Unconditional Guaranty given by     Incorporated by reference to
          Harry Shields to SouthTrust Bank    Exhibit 10.27 to Registrant's
          Re: American Micro                  Form 10-K for the year ended
                                              June 30, 2000.

  10.28   Unconditional Guaranty given by     Incorporated by reference to
          John Gallagher to SouthTrust Bank   Exhibit 10.28 to Registrant's
          Re: American Micro                  Form 10-K for the year ended
                                              June 30, 2000.

  10.29   Amended and Restated  Unlimited     Incorporated by reference to
          Guaranty Agreement dated October    Exhibit 10.29 to Registrant's Form
          5, 2000 between Harry Shields and   10-K for the year ended June 30,
          SouthTrust Bank                     2000.

  10.30   Amended and Restated Unlimited      Incorporated by reference to
          Guaranty Agreement dated October    Exhibit 10.30 to Registrant's
          5, 2000 between John Gallagher and  Form 10-K for the year ended
          SouthTrust  Bank                    June 30, 2000.

  10.31   Unconditional Guaranty given by     Incorporated by reference to
          John Gallagher to SouthTrust Bank   Exhibit 10.31 to Registrant's
          Re: Nor'Easter                      Form 10-K for the year ended
                                              June 30, 2000.

  10.32   Unconditional Guaranty given by     Incorporated by reference to
          Harry Shields to SouthTrust Bank    Exhibit 10.32 to Registrant's
          Re: Nor'Easter                      Form 10-K for the year ended
                                              June 30, 2000.

                          EUROPEAN MICRO HOLDINGS, INC.

EXHIBIT
NO.       DESCRIPTION                         LOCATION
---       -----------                         --------

10.33     Specific Agreement for the          Incorporated by reference to
          Provision of Professional Services Exhibit 10.25 to Registrant's dated as of March 17, 2000 between Form 10-Q for the the quarter
          the Company and Cap Gemini UK Plc   ended March 31, 2000.

10.34     Equity Line of Credit Agreement     Incorporated by reference to
          dated as of August 24, 2000,        Exhibit 10.34 to Registrant's Form
          between the Company and Spinneret   10-K for the year ended June
          Financial System, Ltd.              30, 2000.

10.35     Registration Rights Agreement       Incorporated by reference to
          dated as of August 24, 2000,        Exhibit 10.35 to Registrant's
          between the Company and Spinneret   Form 10-K for the year ended
          Financial System, Ltd.              June 30, 2000.

10.36     Warrant to Purchase Common Stock    Incorporated by reference to
          dated as of August 24, 2000, given  Exhibit 10.36 to Registrant's
          by the Company to Spinneret         Form 10-K for the year ended June
          Financial System, Ltd.              30, 2000.

10.37     Warrant to Purchase Common Stock    Incorporated by reference to
          dated as of August 24, 2000, given  Exhibit 10.37 to Registrant's
          by the Company to the May Davis     Form 10-K for the year ended
          Group, Inc.                         June 30, 2000.

10.38     Registration Rights Agreement       Incorporated by reference to
          dated as of August 24, 2000,        Exhibit 10.38 to Registrant's
          between the Company and the May     Form 10-K for the year ended
          Davis Group, Inc.                   June 30, 2000.

10.39     Placement Agent Agreement dated as  Incorporated by reference to
          of August 24, 2000, between the     Exhibit 10.39 to Registrant's
          Company and the May Davis Group,    Form 10-K for the year ended
          Inc.                                June 30, 2000.

10.40     Secured Promissory Note dated as    Provided herewith.
          of February 19, 2001 given by the
          Company to John B. Gallagher

10.41     Secured Promissory Note dated as    Provided herewith.
          of February 19, 2001 given by
          the Company to John P. Gallagher.

10.42     Pledge and Security Agreement       Provided herewith.
          dated as of February 19, 2001
          among the Company, John B.
          Gallagher and John P. Gallagher.

11.01     Statement re: Computation of        Provided herewith.
          Earnings

15.01     Letter re: Unaudited Financial      Not applicable.
          Information

18.01     Letter re Change in Accounting      Not applicable.
          Principles

19.01     Report Furnished to Security        Not applicable.
          Holders

21.01     Subsidiaries of the Registrant      Not applicable.

22.01     Published Report Regarding          Not applicable.
          Matters Submitted to Vote of
          Security Holders

23.01     Consent of Experts                  Not applicable.

24.01     Power of Attorney                   Not applicable.

(b)   Reports on Form 8-K.

On January 5, 2001, the Company filed a Form 8-K, which disclosed that the Company dismissed KPMG LLP as its independent certified public accountant effective December 28, 2000.

                          EUROPEAN MICRO HOLDINGS, INC.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:      February 20, 2001              EUROPEAN MICRO HOLDINGS, INC.

                                           By: /s/ John B. Gallagher
                                               -------------------------------
                                               John B. Gallagher, Co-President