Form 10-Q
period 2001-03-31
EUROPEAN MICRO HOLDINGS INC
filed 2001-05-21
CIK 1052914

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

    |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2001

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 5,029,667 shares of Common Stock, par value $0.01 per share, outstanding as of May 15, 2001.

                          EUROPEAN MICRO HOLDINGS, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Consolidated Condensed Balance Sheets as of March 31, 2001 (unaudited)
and June 30, 2000 .............................................................2

Consolidated Condensed Statements of Operations for the three and nine months ended March 31, 2001 and 2000 (unaudited)...............................3

Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 2001 and 2000 (unaudited)......................................4

Notes to Consolidated Condensed Financial Statements (unaudited)...............6

                          EUROPEAN MICRO HOLDINGS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)



                                                                                            MARCH 31, 2001         JUNE 30, 2000
                                                                                              (Unaudited)
                                                                                         -----------------------------------------
                                             ASSETS
CURRENT ASSETS:
      Cash                                                                                         $644                $1,222
      Restricted cash                                                                                --                   364
      Trade receivables, net                                                                      9,246                13,160
      Inventories, net                                                                            4,251                 6,194
      Prepaid expenses                                                                              270                   322
      Income taxes receivable                                                                       476                   909
      Other current assets                                                                        1,050                   765
                                                                                              ---------              --------
            TOTAL CURRENT ASSETS                                                                 15,937                22,936
      Property and equipment, net                                                                 3,565                 3,927
      Goodwill, net                                                                               4,409                 2,808
      Investments in and advances to unconsolidated subsidiaries                                     --                   252
      Other assets                                                                                   23                   290
                                                                                              ---------              --------
            TOTAL ASSETS                                                                        $23,934               $30,213
                                                                                              ---------              --------



                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Short-term borrowings                                                                      $9,651               $11,903
      Current portion of long-term borrowings                                                     2,579                   678
      Trade payables                                                                              1,181                 2,256
      Accrued expenses and other current liabilities                                              2,313                 1,882
      Due to related parties                                                                         --                    11
                                                                                              ---------              --------
            TOTAL CURRENT LIABILITIES                                                            15,724                16,730
      Long-term borrowings                                                                        --                    2,373
                                                                                              ---------              --------
            TOTAL LIABILITIES                                                                   $15,724               $19,103
                                                                                              ---------             ---------
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS                                                     --                    --
SHAREHOLDERS' EQUITY:

      Preferred stock $0.01 par value shares:  1,000,000  authorized,
        no shares issued and outstanding                                                             --                    --
      Common stock  $0.01 par value  shares:  20,000,000  authorized,
        Shares issued and outstanding 5,029,667 at March 31, 2001 and
        4,933,900 at June 30, 2000                                                                   50                    49
      Additional paid-in capital                                                                  9,362                 9,191
      Accumulated other comprehensive loss                                                        (883)                 (550)
      Retained earnings (deficit)                                                                 (319)                 2,420
                                                                                              ---------              --------
            TOTAL SHAREHOLDERS' EQUITY                                                            8,210                11,110
                                                                                              ---------              --------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $23,934               $30,213
                                                                                              =========              ========

See accompanying notes to consolidated condensed financial statements.

                          EUROPEAN MICRO HOLDINGS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,               NINE MONTHS ENDED MARCH 31,
                                            --------------------------------------------- ------------------------------------------
                                                     2001               2000                      2001               2000
                                                     ----               ----                      ----               ----
SALES:
      Net sales                                     $20,064           $23,917                    $75,735            $89,313
      Net sales to related parties                       51               437                        198              2,350
                                                    -------           -------                    -------            -------
            Total net sales                          20,115            24,354                     75,933             91,663
                                                    -------           -------                    -------            -------
COST OF GOODS SOLD:
      Cost of goods sold                            (19,236)          (22,050)                   (68,994)           (80,095)
      Cost of goods sold to related parties             (46)             (449)                      (189)            (2,311)
                                                    -------           -------                    -------            -------
            Total cost of goods sold                (19,282)          (22,499)                   (69,183)           (82,406)
                                                    -------           -------                    -------            -------
GROSS PROFIT                                            833             1,855                      6,750              9,257

OPERATING EXPENSES:
      Selling, general and
        administrative expenses                      (2,712)           (3,323)                    (8,191)            (9,747)
                                                    -------           -------                    -------            -------
LOSS FROM OPERATIONS                                 (1,879)           (1,468)                    (1,441)              (490)

      Interest income                                     6                10                         23                 70
      Interest expense                                 (285)             (148)                      (858)              (676)
      Equity in net income of unconsolidated
           subsidiaries                                  --                (3)                        --                 (3)
                                                    -------           -------                    -------            -------
LOSS BEFORE INCOME TAXES                             (2,158)           (1,609)                    (2,276)            (1,099)

      Income tax benefit (expense)                     (359)              301                       (463)                 9
                                                    -------           -------                    -------            -------
NET LOSS                                            $(2,517)          $(1,308)                   $(2,739)           $(1,090)
                                                    =======           =======                    =======             =======
      Net loss per share - basic                     $(0.50)           $(0.26)                    $(0.55)            ($0.22)
                                                    =======           =======                    =======             =======
      Net loss per share - diluted                   $(0.50)           $(0.26)                    $(0.55)            ($0.22)
                                                    =======           =======                    =======             =======

See accompanying notes to consolidated condensed financial statements.

                          EUROPEAN MICRO HOLDINGS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                     NINE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------------------------
                                                                                                       2001              2000
                                                                                                       ----              ----
OPERATING ACTIVITIES:
Net loss                                                                                            $(2,739)          $(1,090)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
      Depreciation and amortization                                                                     481               435
      Amortization of expense related to contingent earn-out provisions                                  --                47
      Deferred income taxes                                                                              59               (13)
      Provision for note receivable impairment                                                          252                --
      Equity in net loss of unconsolidated subsidiaries                                                  --                 3
      Compensation charge for non-employee stock options                                                122                42
CHANGES IN ASSETS AND LIABILITIES
      Trade receivables                                                                               3,914             5,724
      Due from related parties                                                                           --             1,081
      Inventories                                                                                     1,943             1,329
      Prepaid expenses, other current assets and other assets                                           (34)              294
      Income tax receivable                                                                             433                --
      Trade payables                                                                                 (1,075)           (2,266)
      Due to related parties                                                                            (11)             (629)
      Income taxes payable                                                                               --              (149)
      Accrued expenses and other current liabilities                                                 (1,408)             (809)
                                                                                                    --------          --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                             1,937             3,999

                                                                                                    --------          --------
INVESTING ACTIVITIES:
      Purchase of fixed assets                                                                         (391)           (3,069)
      Sale of fixed assets                                                                              179                42
      Payment for acquisition, net of cash acquired                                                      --            (1,834)
       Advances to unconsolidated affiliate                                                              --               100

                                                                                                    --------          --------
NET CASH (USED IN) INVESTING ACTIVITIES                                                                (212)           (4,761)

                                                                                                    --------          --------
FINANCING ACTIVITIES:
      Short-term borrowings, net                                                                     (2,252)           (2,568)
      Proceeds (repayments) of long-term borrowings                                                    (477)            2,957
      Issuance of common stock, net                                                                      50                --
      Repayment of capital leases, net                                                                  129               (58)

                                                                                                    --------          --------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                                     (2,550)              331

                                                                                                    --------          --------
      Exchange rate changes                                                                             247               (11)

                                                                                                    --------          --------

NET DECREASE IN CASH:                                                                                  (578)             (442)
      Cash at beginning of period                                                                     1,222             3,168

                                                                                                    --------          --------

CASH AT END OF PERIOD                                                                                  $644            $2,726
                                                                                                    ========          ========

Non-cash investing and financing activities:
Fair value of assets acquired                                                                     $      --            $3,314
Goodwill                                                                                              1,839             1,418
Fair value of liabilities assumed                                                                        --            (2,817)
Notes issued for consideration                                                                       (1,839)               (0)
                                                                                                    --------          --------

                          EUROPEAN MICRO HOLDINGS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                     NINE MONTHS ENDED MARCH 31,
                                                                                      ---------------------------------------------
                                                                                                       2001              2000
                                                                                                       ----              ----

Cash paid for acquisitions                                                                               --             1,915
Less cash acquired                                                                                       --              (81)
                                                                                                    --------          --------

Net cash paid for acquisitions                                                                         $ --            $1,834

                                                                                                    ========          ========
Interest paid                                                                                          $858              $667

                                                                                                    ========          ========
Taxes paid                                                                                              $20              $182
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

2           LIQUIDITY

The Company suffered operating losses during fiscal year 2000 and fiscal year 2001 to date. Ongoing legal costs associated with the litigation related to Big Blue Europe, the costs associated with the Company's electronic commerce strategy, increases in general overhead costs, and increased interest expense due primarily to increased borrowings, coupled with decreasing sales volumes and gross profit margins, have negatively impacted operating results. These factors may continue to impact the Company's operations.

The Company was not in compliance with certain loan agreement financial covenants during fiscal year 2000. While the Company has obtained waivers from these covenant violations existing at June 30, 2000, in most instances the waivers only address the covenant-reporting period ending thereon. Management has initiated certain actions intended to improve liquidity and operating results. Such actions include, among other things, (i) modifying the terms of certain financial covenants (ii) canceling the Cap Gemini contract to reduce costs and internalize the activities related to its electronic commerce strategy (see Note 8 to the Consolidated Condensed Financial Statements), (iii) obtaining extensions and subordination of payment of contingent earn-out amounts relating to calendar year 2000 under the American Micro purchase agreement, (iv) adjusting staffing levels, and (v) implementing steps to attempt to increase sales volume and lower inventory levels. As of March 31, 2001, the Company was not in compliance with two of the financial covenants in its loan agreements. Given the Company's current and expected operating results, it is likely that the Company will remain out of compliance with such covenant requirements. Due to these operating results and the covenant violations, the lender on the American Micro and Nor'Easter lines of credit and the European Micro Holdings, Inc. term loan has agreed in principle, subject to documentation, to waive the covenant violations subject to the Nor'Easter line of credit being repaid before June 15, 2001 and the American Micro line of credit and the European Micro Holdings term loan being repaid by August 15, 2001. These loans may be repaid from the Company's working capital and new borrowings. The Company has had discussions with a lender about providing new borrowings to the Company. No assurances can be given that such borrowings will be available on favorable terms, or at all. The Company's potential inability to obtain new borrowings gives question to its ability to continue as a going concern.

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

                          EUROPEAN MICRO HOLDINGS, INC.

3           GOODWILL

On October 26, 1998, European Micro UK acquired all of the outstanding shares of capital stock of Sunbelt (UK) Limited ("SUNBELT"). The Sunbelt purchase price (to be settled in pounds sterling) was comprised of a guaranteed portion and two contingent earn-out payments. The guaranteed portion of the purchase price of 152,656 pounds sterling ($216,000 at exchange rate on March 31, 2001), and the portion of the second contingent earn-out payment related to the volume purchases from the Far-East of 129,758 pounds sterling ($184,000 at exchange rate on March 31, 2001) has been paid by a cash payment in the amount of 112,966 pounds sterling ($160,000 at exchange rate on March 31, 2001) to the former 40% Sunbelt shareholder on November 20, 2000 and by the issuance of 37,754 shares of the Company's common stock to the former 60% Sunbelt shareholder on December 12, 2000. At March 31, 2001, all contingent consideration related to the Sunbelt acquisition has been paid. Goodwill from this transaction is being amortized on a straight-line basis over 20 years.

The Company acquired American Surgical Supply Corp. of Florida d/b/a American Micro Computer Center ("AMCC") in a merger on July 1, 1999. The transaction was structured as a merger of AMCC with and into the newly formed, wholly owned subsidiary of the Company. Upon consummation of the merger, the subsidiary's name was changed to American Micro Computer Center, Inc. ("AMERICAN MICRO"). The purchase price for AMCC was equal to $1,131,000, plus an earn-out amount payable in cash or shares of the Company's common stock (at the Company's discretion) equal to two times the after-tax earnings of American Micro in calendar year
1999 and two times the after-tax earnings of American Micro in calendar year 2000. The portion of the purchase price paid at closing was funded through the Company's working capital. In addition, the Company assumed all outstanding indebtedness of AMCC, including a shareholder loan in the approximate amount of $289,000. This loan was owed to the father of John B. Gallagher, the Company's Co-President, Co-Chairman and significant shareholder. This note was repaid in full in November 1999.

The acquisition of AMCC was accounted for as a purchase. The base purchase price, inclusive of transaction costs, of approximately $1,315,000 exceeded the estimated fair market value of net assets acquired by approximately $817,000, which constitutes goodwill and which is being amortized on a straight-line basis over 20 years. The results of operations of American Micro, since acquisition, have been included in the accompanying consolidated condensed financial statements. The contingent earn-out payment relating to two times the after tax earnings for calendar year 1999 of approximately $600,000 was paid in March 2000 and is reflected in goodwill, net. The contingent earn-out payment relating to two times the after tax earnings for calendar year 2000 of approximately $1,839,000 is reflected in goodwill, net and accrued expenses and other current liabilities in the accompanying consolidated condensed financial statements. The second earn-out payment will be due in monthly principal payments of $50,000, plus interest at 8% commencing on April 1, 2001, subject to the rights of SouthTrust Bank. This loan will be due and payable thirty days after no amounts are due to SouthTrust Bank. This amount is secured by a pledge of the shares of common stock of American Micro held by the Company. This security has been subordinated to SouthTrust Bank.

The results of operations of the above entities have been included in the accompanying consolidated condensed financial statements from the dates of acquisition.

4           SHORT-TERM BORROWINGS

Short-term borrowings consists of the following (in thousands):
                                                                        MARCH 31, 2001           JUNE 30, 2000
                                                                        --------------           -------------
Bank line of credit
   European Micro UK Working Capital facility (a)                              $2,381                  $1,959
   Nor'Easter Micro facility (b)                                                  430                     975
   American Micro facility (b)                                                    993                     992
                                                                            ---------               ---------
Total bank lines of credit                                                      3,804                   3,926

Receivable financing (c)                                                        5,179                   7,303
Other short-term borrowings (d)                                                   668                     674
                                                                                  ---                     ---

Total short-term borrowings                                                    $9,651                 $11,903
                                                                               ======                 =======

(a) European Micro UK has a bank line of credit (the "EUROPEAN MICRO UK WORKING CAPITAL FACILITY") which is collateralized by a mortgage debenture on all the assets of European Micro UK and is subordinate to the receivable financing and

                          EUROPEAN MICRO HOLDINGS, INC.

the capital leases. The facility, which is subject to review in July each year, has been extended to September 2001 and is due on demand. Maximum borrowing capacity under this facility is 2.0 million pounds sterling ($2.8 million at exchange rate on March 31, 2001). Interest is charged at 1.25% over the bank-borrowing rate of 5.75% at March 31, 2001 and 6% at June 30, 2000.

Until December 31, 2000, European Micro UK also had a revolving credit agreement collateralized against general corporate assets. This facility was terminated effective December 31, 2000.

(b) The Company also obtained two lines of credit on October 28, 1999, to finance operations based in the United States. American Micro and Nor'Easter each obtained a line of credit, collateralized by accounts receivable and inventory. Amounts available under each of the line of credit agreements are based upon eligible accounts receivable and inventory, up to a maximum borrowing amount of $1.5 million for each agreement. Each of these lines of credit was to mature on October 28, 2000. As partial security for these loans, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. In the event the Company defaults on one or more of these loans, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in the Company because Messrs. Gallagher and Shields together own 71% of the Company's outstanding common stock. The lines of credit agreements include certain financial and non-financial covenants and restrictions. The agreements also contain a provision whereby the lender can declare a default based on subjective criteria.

On October 5, 2000, the Company received a waiver of the covenant violations existing at the June 30, 2000 reporting date for the American Micro and Nor'Easter lines of credit. The Company and the bank terminated the existing lines of credit and entered into a new borrowing arrangement whereby each of American Micro and Nor'Easter have a working capital line of credit equal to the lesser of (i) $1.5 million or (ii) the sum of 85% of eligible accounts receivable, plus the lesser of 50% of eligible inventory or $750,000. Interest will be paid monthly at a floating rate of 0.5% over the bank's base rate of 8.0% at March 31, 2001. The term of the new arrangements is for one year from the closing date. The new facilities also require the companies to maintain depository accounts at the bank, whose daily receipts will be applied against outstanding borrowings under the lines of credit. The new facilities also place certain restrictions on the companies' ability to pay dividends and to make capital expenditures, among other things, and also include a provision whereby the lender can declare a default based on subjective criteria. Collateral under the new credit line facilities consists of a first priority lien on all assets of American Micro and Nor'Easter. Messrs. Gallagher and Shields guaranteed the obligations under these arrangements. Mr. Shields has pledged personal assets as additional collateral and has further agreed to maintain certain personal financial statement liquidity levels. These borrowings are cross-collateralized and cross-defaulted with borrowings under the $1.5 million term loan to European Micro Holdings, Inc. discussed in Note 5 to the Consolidated Condensed Financial Statements.

As of March 31, 2001, the Company was not in compliance with two of the financial covenants in the agreements. Given the Company's current and expected operating results, it is likely that the Company will remain out of compliance with such covenant requirements. Due to these operating results and the covenant violations, the lender on the American Micro and Nor'Easter lines of credit and the European Micro Holdings, Inc. term loan has agreed to waive the covenant violations subject to the Nor'Easter line of credit being repaid before June 15, 2001 and the American Micro line of credit and the European Micro Holdings term loan being repaid by August 15, 2001.

(c) Receivable financing represents borrowings secured by various trade receivables of European Micro UK totaling $6.1 million at March 31, 2001 and $8.6 million at June 30, 2000. The accounts receivable financing provides for a borrowing base of 85% of accounts receivable, with a limit of 6.2 million pounds sterling ($8.8 million at exchange rate on March 31, 2001). Either party giving three months' notice can terminate this facility. The finance company which provides the receivable financing facility has full recourse to European Micro UK with respect to any doubtful or unrecovered amounts. Interest is charged on the receivable financing balance at 1.25% above the bank-borrowing rate of 5.75% at March 31, 2001, and 6% at June 30, 2000.

(d) Other short-term borrowings represent various unsecured notes payable of American Micro. The maturity dates of the notes range from on demand to June 30, 2001. The interest rates range from 11% to 12%.

                          EUROPEAN MICRO HOLDINGS, INC.

5           LONG-TERM BORROWINGS

Long-term borrowings consists of the following (in thousands):
                                                             MARCH 31, 2001          JUNE 30, 2000
                                                             --------------          -------------
Mortgage loan note (a)                                              $1,651                 $1,877
Note payable (b)                                                       750                  1,125
Other long-term borrowings                                             178                     49
                                                                    ------                 ------
                                                                    $2,579                 $3,051
Less current maturities of long-term borrowings                     (2,579)                  (678)
                                                                    ------                 ------
Total long-term borrowings                                          $   --                 $2,373
                                                                    ======                 ======

(a) European Micro UK purchased the office building in which it had previously leased space for a purchase price of 1,705,000 pounds sterling ($2,412,000 at exchange rate on March 31, 2001). The purchase price was financed in part by a mortgage loan note in the amount of 1,312,000 pounds sterling ($1,856,000 at exchange rate on March 31, 2001). This mortgage loan note bears interest at a fixed rate of 7.6%, with monthly payments of principal and interest of 15,588 pounds sterling ($22,000 at exchange rate on March 31, 2001), and matures in July 2009. The mortgage loan note includes certain financial and non-financial covenants and restrictions. The agreement also contains a provision whereby the lender can declare a default based on subjective criteria. The financial covenants are measured using the financial results of European Micro UK as of each fiscal year end. Based upon European Micro UK's fiscal year end operating results, European Micro UK was out of compliance with certain of the covenant requirements at June 30, 2000. The Company has obtained a waiver of this non-compliance through July 1, 2001. Given European Micro UK's current and expected operating results, it is likely that European Micro UK will be out of compliance with certain covenant requirements at June 30, 2001. The Company is evaluating options to address this potential non-compliance at our fiscal year end. Therefore the total amount outstanding under the mortgage loan note is reflected in current maturities of long term debt at March 31, 2001

(b) European Micro Holdings, Inc. obtained a term loan on October 28, 1999, in the amount of $1,500,000. The term loan is to be repaid with quarterly payments of $125,000 over three years. The term loan bears interest at the one-month LIBOR plus two and one-quarter percentage points (2.25%). One-month LIBOR at March 31, 2001 was 5.1%. The term loan is secured by substantially all of the assets of the Company. As partial security for this loan, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. Messrs. Gallagher and Shields guaranteed the obligations under the term loan. In addition, Mr. Shields has pledged personal assets as additional collateral and has further agreed to maintain certain personal financial statement liquidity levels. In the event the Company defaults on this loan, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in the Company because Messrs. Gallagher and Shields together own 71% of the Company's outstanding common stock.

The term loan agreement is with SouthTrust Bank, as well as the Nor'Easter Micro and American Micro line of credit facilities discussed in Note 4 to the Consolidated Condensed Financial Statements. The agreement also contains a provision whereby the lender can declare a default based on subjective criteria. Further, the term loan credit agreement contains similar loan covenant requirements and is cross collateralized and cross-defaulted with the line of credit facilities. As such, the Company was not in compliance for the June 30, 2000 reporting period. On October 5, 2000, the Company received a waiver of the non-compliance with the financial covenants as of June 30, 2000, and also entered into an amendment to the term loan agreement that, among other things, established revised financial covenants. However, the Company was not in compliance for the March 31, 2001 reporting period. Due to these operating results and the covenant violations, the lender on the American Micro and Nor'Easter lines of credit and the European Micro Holdings, Inc. term loan has agreed in principle, subject to documentation. to waive the covenant violations subject to the Nor'Easter line of credit being repaid before June 15, 2001 and the American Micro line of credit and the European Micro Holdings term loan being repaid by August 15, 2001. Therefore, the total amount outstanding under the term loan agreement is reflected in current maturities of long term debt at March 31, 2001. 9

                          EUROPEAN MICRO HOLDINGS, INC.

6           EARNINGS PER SHARE

The calculation of earnings per share is detailed in the table below:

                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           MARCH 31,                        MARCH 31,
                                                                     ----------------------------------------------------------
                                                                      2001             2000              2001           2000
                                                                      ----             ----              ----           ----
EARNINGS
Net loss (in thousands)                                             $ (2,517)         $(1,308)         $(2,739)        $(1,090)
                                                                   ---------        ---------        ---------       ---------
WEIGHTED AVERAGE NUMBER OF SHARES
Outstanding common stock during the period                         5,003,639        4,933,900        4,959,882       4,933,900
Contingently issuable shares                                              --           24,392               --          74,504
                                                                   ---------        ---------        ---------       ---------
BASIC WEIGHTED AVERAGE NUMBER OF SHARES                            5,003,639        4,958,292        4,959,882       5,008,404
Effect of dilutive stock options and other contingent shares              --               --               --              --
                                                                   ---------        ---------        ---------       ---------
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES                          5,003,639        4,958,292        4,959,882       5,008,404
                                                                   =========        =========        =========       =========
Basic earnings per share                                              $(0.50)          $(0.26)          $(0.55)         $(0.22)
                                                                   =========        =========        =========       =========
Diluted earning per share                                             $(0.50)          $(0.26)          $(0.55)         $(0.22)
                                                                   =========        =========        =========       =========

During the nine-month period-ended March 31, 2001, the Company issued 95,767 shares of common stock, which reflected 69,739 and 25,982 weighted average shares for the three-month and nine-month period ended March 31, 2001, respectively. During the three-month period-ended March 31, 2001, the Company issued options to purchase 174,000 shares of its common stock at an exercise price of $2.00. The above dilutive earnings per share calculations exclude the effect of warrants and options to purchase 1,624,500 and 1,624,500 shares of common stock for the three-month and nine-month periods ended March 31, 2001, respectively, at exercise prices ranging from $2.00 to $12.00 respectively, because they were anti-dilutive. The above dilutive earnings per share calculations exclude the effect of warrants and options to purchase 329,000 and 329,000 shares of common stock for the three-month and nine-month periods ended March 31, 2000, respectively, at exercise prices ranging from $10.00 to $12.00 respectively, because they were anti-dilutive. Also, see Note 3 to the Consolidated Condensed Financial Statements related to contingently issuable shares related to an acquisition. The effect of contingent shares related to the first earn-out of American Micro is not included, as such payment was paid in cash in March 2000. The effect of contingent shares related to second earn-out of American Micro is not included, as such amount was recognized with the issuance of the notes payable to the former shareholders.

7           EQUITY LINE OF CREDIT

The Company previously entered into an Equity Line of Credit (the "EQUITY LINE OF CREDIT") pursuant to which an investor agreed to purchase up to $20 million of the Company's common stock at a purchase price equal to 88% of the market price. To date, the Company raised $50,000 by issuing 25.020 shares of common stock under the Equity Line of Credit. The Company and the investor agreed in principle subject to documentation to terminate the Equity Line of Credit effective May 15, 2001. In connection with such termination, all outstanding warrants held by the investor and the placement agent will be terminated. The Company agreed to issue the placement agent warrants to purchase 500,000 shares of common stock at $5.00 per share, which warrants become exercisable only if the closing bid price of such common stock is $4.00 per share or more for ten consecutive trading days.

On May 15, 2001, the Company also terminated a consulting agreement that was entered into in connection with the Equity Line of Credit. Under the consulting arrangement, the Company previously issued to the consultant options to purchase 100,000 shares of its common stock at an exercise price of $4.55. Management has attributed $208,000 of the value of these options as incremental costs directly attributable to the signing of the Equity Line of Credit, and as such, has offset such amounts against additional paid-in capital in the accompanying Consolidated Condensed Balance Sheet at March 31, 2001. The remaining $105,000 option value attributed to general consulting services was expensed in the quarter ended September 30, 2000.

                          EUROPEAN MICRO HOLDINGS, INC.

8           BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE STRATEGY

The Company initiated a business-to-business electronic commerce strategy, which is focused on creating a global, value-added, information technology equipment and service trading community. The Company hired Cap Gemini, a European management consultancy and information technology services firm, to assist in the implementation of this plan. The Company has incurred the sum of 755,000 pounds sterling ($1,068,000 at exchange rate on March 31, 2001) related to the feasibility studies and business process design. The Company has capitalized the sum of 229,000 pounds sterling ($324,000 at exchange rate on March 31, 2001) related to the actual software development. This amount is reflected in property and equipment, net on the accompanying consolidated condensed balance sheets at March 31, 2001 and June 30, 2000. During May 2000, the Company halted the ongoing development being performed by Cap Gemini until specific funding is obtained to complete the project. There can be no assurances that the Company will be successful in obtaining funding for this project. Since the project was not continued by November 30, 2000, the Company incurred a termination fee to Cap Gemini of 150,000 pounds sterling ($212,000 at exchange rate on March 31, 2001). This fee had the option to be credited against future invoices of Cap Gemini upon the continuation of the project. However, since it is unlikely that funding for the project will be obtained the termination fee was expensed in the three-month period ended March 31, 2001. The Company is re-evaluating and re-defining the current project based on changes in the market. In this connection, the Company decided to internalize the project and continue the business- to-business electronic strategy.

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

The complaint alleged thirty-three causes of action. Plaintiffs claimed, in substance, that defendants breached oral and written agreements relating to the management, operation and funding of Big Blue Europe. Specifically, plaintiffs alleged that defendants breached the joint venture agreement by which Big Blue Europe was formed, a licensing agreement for use of the "Big Blue" service mark in Europe, a non-competition agreement allegedly preventing Big Blue Europe from operating in the United States and several capital contribution agreements. Plaintiffs also claimed that defendants breached their fiduciary duties to the Alnwicks, engaged in fraudulent acts, aided and abetted breaches of fiduciary duties by others, misappropriated trade secrets and interfered with the employment contract of Big Blue Europe's managing director. The complaint sought unspecified compensatory and punitive damages, as well as injunctive relief restraining defendants from acting in violation of the alleged agreements.

The United States District Court for the Eastern District of New York has dismissed 31 of the 33 claims brought against the Company on grounds of "forum non conveniens." The Court decided that it would be more appropriate that these claims be adjudicated in The Netherlands, under Dutch Law. The Judge had granted the Plaintiffs in the case (Jeffrey and Marie Alnwick and Big Blue Products) the option to proceed with the remaining two allegations in United States District Court; Plaintiffs have requested that these two counts also be dismissed. On April 19, 2001, the Plaintiffs filed a notice of appeal.

Defendants intend to contest the claims in the Alnwicks Litigation vigorously, whether asserted in the United States or in the Netherlands courts. For the three-month and nine-month period ended March 31, 2001, the Company has incurred approximately $217,000 and $572,000 in costs related to such lawsuit. Management does not believe that the ultimate outcome of this litigation will result in a material liability to the Company.

Due to the continued uncertainty of the outcome of the pending lawsuit and the difficulties of managing operations of Big Blue Europe during the dispute, the Company recorded during the three-month period ended September 30, 2000 an additional $252,000 provision for doubtful accounts related to the notes receivable owed to the Company. During the three-month period ended December 31, 2000, the Company and the Alnwicks entered into a liquidation agreement in which Big Blue Europe would cease operations and liquidate all assets and liabilities. As of December 31, 2000, all operations have ceased and a court appointed liquidator is handling the remaining liquidation. As part of the liquidation the Company and the Alnwicks have both advanced $85,000 to the liquidator. As of March 31, 2001, the Company believes the $85,000 that was advanced will not be recovered and, therefore, a valuation allowance has been established for the $85,000.

                          EUROPEAN MICRO HOLDINGS, INC.

10          SUBSEQUENT EVENTS

On April 20, 2001, the Company received a Nasdaq Staff Determination Letter stating that the Company's common stock failed to maintain a minimum market value of public float of $5.0 million. As a result, the Company's common stock was delisted from the Nasdaq Stock Market on April 27, 2001. The Company's common stock is now quoted on the Over-the-Counter Bulletin Board.

During April 2001 the Company consolidated the operations of Nor'Easter with that of American Micro. All purchasing, warehousing and accounting will be handled by American Micro. The remaining staff of Nor'Easter will function as a remote sales office of American Micro.

11          OTHER ACCOUNTING MATTERS

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative and Hedging Activities, as amended by SFAS No. 138. The Statement requires the recognition of all derivatives on the balance sheet at fair value. The Company's derivatives are primarily forward foreign exchange contracts. The Company's forward foreign exchange contracts have been designated as economic hedges of anticipated sales and purchase transactions. In addition, the Company enters utilizes forward foreign exchange contracts as an economic hedge against foreign currency market exposures of underlying assets, liabilities and other obligations. Effective in the first quarter of fiscal 2001, changes in the fair value of these derivatives, have been recorded through earnings. At March 31, 2001, the Company did not have any open forward foreign exchange contracts. Foreign currency gains and losses, net were a $294,000 loss and a $226,000 loss for the nine months ended March 31, 2001 and 2000, respectively. The effect of the adoption of the new Statements was immaterial.

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

UNLESS THE CONTEXT OTHERWISE REQUIRES AND EXCEPT AS OTHERWISE SPECIFIED, REFERENCES HEREIN TO "EUROPEAN MICRO" OR THE "COMPANY" INCLUDE EUROPEAN MICRO HOLDINGS, INC. AND ITS FIVE WHOLLY-OWNED SUBSIDIARIES, EUROPEAN MICRO PLC, A COMPANY ORGANIZED UNDER THE LAWS OF THE UNITED KINGDOM ("EUROPEAN MICRO UK"), NOR'EASTER MICRO, INC., A NEVADA CORPORATION ("NOR'EASTER"), COLCHESTER ENTERPRISE PTE. LTD. A COMPANY ORGANIZED UNDER THE LAWS OF SINGAPORE ("COLCHESTER"), AMERICAN MICRO COMPUTER CENTER, INC. A FLORIDA CORPORATION ("AMERICAN MICRO"), AND ENGENIS LTD., A COMPANY ORGANIZED UNDER THE LAWS OF THE UNITED KINGDOM ("ENGENIS"), (COLLECTIVELY, THE FIVE WHOLLY-OWNED SUBSIDIARIES ARE REFERRED TO AS THE "SUBSIDIARIES").

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

European Micro Holdings, Inc. was organized under the laws of the State of Nevada in December 1997 and is the parent of European Micro UK, Nor'Easter, Colchester, American Micro and Engenis. European Micro UK was organized under the laws of the United Kingdom in 1991 to serve as an independent distributor of microcomputer products to customers mainly in Western Europe and to related parties in the United States. Nor'Easter was organized under the laws of the State of Nevada on December 26, 1997 to serve as an independent distributor of microcomputer products in the United States. In April 2001, Nor'Easter's operations were consolidated with American Micro's operations. Colchester was organized under the laws of Singapore in November 1998 to serve as an independent distributor of microcomputer products in Asia. American Micro was organized under the laws of the State of Florida on June 24, 1999 to acquire AMCC and now serves as an independent distributor of microcomputer products in the United States. Premier Pages, Ltd. was formed on January 28, 2000 and later changed its name to Engenis.com, Ltd. on June 23, 2000, and later changed its name to Engenis, Ltd. on March 5, 2001. Engenis was formed under the laws of the United Kingdom to serve as a business-to-business electronic commerce trading company.

                          EUROPEAN MICRO HOLDINGS, INC.

European Micro UK is the parent of European Micro GmbH ("EUROPEAN MICRO Germany"), Sunbelt and European Micro B.V. ("EUROPEAN MICRO HOLLAND") and has a 50% joint venture interest in Big Blue Europe, B.V. ("BIG BLUE EUROPE"). European Micro Germany was organized under the laws of Germany in 1993 and until August 2000 operated as a sales office in Dusseldorf, Germany. In August 2000, we closed the office and consolidated the sales operations of European Micro Germany. Customers of European Micro Germany are being handled through European Micro UK. All products sold by European Micro Germany were procured and shipped from the facilities of European Micro UK. Sunbelt is a company registered in England and Wales, which was established in 1992 and is based in Wimbledon, England. Sunbelt operated as a distributor of microcomputer products to dealers, value-added resellers and mass merchants throughout Western Europe. Except for the distribution of our Nova brand products (which was discontinued in January
2000), Sunbelt's distribution operations were integrated with and into the operations of European Micro UK. European Micro Holland was organized under the laws of Holland in 1995, and operates as a sales office near Amsterdam, Holland. Big Blue Europe was organized under the laws of Holland in January 1997 and is a computer parts distributor with offices located near Amsterdam, Holland, selling primarily to computer maintenance companies. As of December 31, 2000, all operations have ceased and a court appointed liquidator is handling the remaining liquidation.

European Micro Holding's headquarters are located at 6073 N.W. 167th Street, Unit C-25, Miami, Florida 33015, and our telephone number is (305) 825-2458.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in the Company's Consolidated Condensed Statements of Operations:

                                                                     PERCENTAGE OF NET SALES

                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            MARCH 31,                    MARCH 31,
                                                           -------------------------------------------------------------------------
                                                                         2001         2000          2001           2000
                                                                         ----         ----          ----           ----
Net sales to third parties                                              99.7%        98.2%          99.7%           97.4%
Net sales to related parties                                             0.3%         1.8%           0.3%            2.6%
                                                                       -----         ----           ----            ----
Total net sales                                                        100.0%       100.0%         100.0%          100.0%
                                                                       -----         ----           ----            ----
Cost of goods sold to third parties                                    (95.6%)      (90.6%)        (90.9%)         (87.4%)
Cost of goods sold to related parties                                   (0.3%)       (1.8%)         (0.2%)          (2.5%)
                                                                       -----         ----           ----            ----
Total cost of goods sold                                               (95.9%)      (92.4%)        (91.1%)         (89.9%)
                                                                       -----         ----           ----            ----
Total gross profit                                                       4.1%         7.6%           8.9%           10.1%
Total operating expenses                                               (13.4%)      (13.6%)        (10.8%)         (10.6%)
                                                                       -----         ----           ----            ----
Operating profit                                                        (9.3%)       (6.0%)         (1.9%)          (0.5%)

Interest income                                                          0.0%         0.0%           0.0%            0.1%
Interest expense                                                        (1.4%)       (0.6%)         (1.1%)          (0.8%)
Equity in income of unconsolidated affiliate                             0.0%        (0.0%)          0.0%            0.0%
                                                                       -----         ----           ----            ----
Loss before income taxes                                               (10.7%)       (6.6%)         (3.0%)          (1.2%)
Income taxes                                                            (1.8%)        1.2%          (0.6%)          (0.0%)
                                                                       -----         ----           ----            ----
Net loss                                                               (12.5%)       (5.4%)         (3.6%)          (1.2%)
                                                                       =====         ====           ====            ====

                          EUROPEAN MICRO HOLDINGS, INC.

THREE-MONTH PERIOD ENDED MARCH 31, 2001 AND 2000

TOTAL NET SALES. Total net sales decreased $4.3 million, or 17.4%, from $24.4 million in the three-month period ended March 31, 2000 to $20.1 million in the comparable period in 2001. Excluding net sales to related parties, net sales decreased $3.8 million, or 16.1%, from $23.9 million in the three-month period ended March 31, 2000 to $20.1 million in the comparable period in 2001. This decrease was attributable to a decrease in sales of $1.0 million at European Micro UK due to the a significant decrease in the exchange rate from pounds sterling to US dollars, a decrease in sales of $2.0 million at Colchester, and a decrease in sales of $929,000 at American Micro due to a general softening in the market.

Net sales to related parties decreased $386,000, or 88.1%, from $437,000 in the three-month period ended March 31, 2000, to $51,000 in the comparable period in 2001. Sales to Technology Express have decreased as product availability decreased.

GROSS PROFIT. Gross profit decreased $1.0 million, or 55.1%, from $1.9 million in the three-month period ended March 31, 2000, to $833,000 in the comparable period in 2001. Gross profit excluding related party transactions decreased $1.0 million, or 55.7%, from $1.9 million in the three-month period ended March 31, 2000 to $827,000 the comparable period in 2001. This decrease was attributable to a decrease of $600,000 at European Micro UK due to the decrease in sales and a write-down of inventory causing a decrease in gross margin from 8.01% to 3.74%. This decrease in gross margin was also related to poor market conditions in February, as well as decreases of $107,000 at Colchester and $343,000 at Nor'Easter. This decrease was partially offset by an increase of $25,000 at American Micro. American Micro's gross profit increased despite lower sales volume with an increase in gross margin from 10.95% to 14.56% by changing the product mix from low margin components to higher margin complete systems.

Gross profit attributable to related party sales increased $17,000, or 150.7%, from a negative $12,000 in the three-month period ended March 31, 2000, to $5,000 in the comparable period in 2001. This increase is attributable to Technology Express buying some overstock product in the three-month period ended March 31, 2000 at a loss, compared to buying in demand product in the comparable period in 2001.

Gross margins decreased by 3.5% from 7.6% in the three-month period ended March 31, 2000 to 4.1% in the comparable period in 2001. Excluding related party transactions gross margin decreased 3.7% from 7.8% in the three-month period ended March 31, 2000 to 4.1% in the comparable period in 2001. This change is related to the net of a decrease at European Micro UK, Nor'Easter and Colchester and an increase at American Micro.

Foreign exchange gains and losses, net, decreased $21,000, from a loss of $145,000 in the three-month period ended March 31, 2000 to a loss of $124,000 in the comparable period in 2001. This movement was attributable to fewer transactions during the period even though the Euro weakened relative to the British pound sterling, causing a devaluation of sales made in European currencies, and the strengthening of the U.S. dollar relative to the Euro and the British pound sterling, making purchases denominated in U.S. dollars more expensive.

OPERATING EXPENSES. Operating expenses as a percentage of total net sales decreased from 13.6% during the three-month period ended March 31, 2000 to 13.4% in the comparable period in 2001. This decrease was attributable to a decrease in operating expenses as a percentage of total net sales from 11.9% to 9.9% at European Micro UK, which is due to a decrease in operating expenses of approximately $365,000 from $1.6 million in the three-month period ended March 31, 2000 to $1.2 million in the comparable period in 2001. This decrease in expenses at European Micro UK is due to large expenditures on the Business-to-Business Electronic Commerce project in the three-month period ended March 31, 2000 and a reduction in personnel and the decrease in gross profit reduced commission and bonus expense, which are a function of gross profit. This decrease was partially offset by an increase in operating expenses as a percentage of total net sales from 3.98% to 5.81% at Nor'Easter, which is due to an increase in operating expenses of approximately $58,000 from $128,000 in the three-month period ended March 31, 2000 to $186,000 in the comparable period in 2001. This increase in expenses is due to moving their operations to a new building, which has higher monthly rent, an increase in depreciation expense related to new equipment and leasehold improvements and an increase in gross profit therefore increasing commission and bonus expense, which are a function of gross profit. This decrease was partially offset also by an increase in operating expenses as a percentage of total net sales from 2.20% to 32.62% at Colchester, which is due to a large decrease in sales, while operating expenses increased. This decrease was also partially offset by an increase in operating expenses as a percentage of total net sales from 8.99% to 10.81% at American Micro, which is due to the increase in labor required to configure complete systems, which is the current focus.

INTEREST EXPENSE. Interest expense increased by $137,000 from $148,000 in three-month period ended March 31, 2000 to $285,000 in the comparable period in 2001. This was attributable to a increased reliance on short-term borrowings to finance accounts receivable and inventory balances.

                          EUROPEAN MICRO HOLDINGS, INC.

INTEREST IN JOINT VENTURE. Due to the continued uncertainty of the outcome of the pending lawsuit and the difficulties of managing operations of Big Blue Europe during the dispute, the Company recorded during the three-month period ended September 30, 2000 an additional $252,000 provision for doubtful accounts related to the notes receivable owed to the Company. During the three-month period ended December 31, 2000, the Company and the Alnwicks entered into a liquidation agreement in which Big Blue Europe would cease operations and liquidate all assets and liabilities. As of December 31, 2000, all operations have ceased and a court appointed liquidator is handling the remaining liquidation. As part of the liquidation the Company and the Alnwicks have both advanced $85,000 to the liquidator. As of March 31, 2001, the Company believes the $85,000 that was advanced will not be recovered and, therefore, a valuation allowance has been established for the $85,000.

INCOME TAXES. Income tax expense results from taxes on income earned by European Micro UK. The Company has not accrued a tax expense or benefit for the U.S. operations.

NINE-MONTH PERIOD ENDED MARCH 31, 2001 AND 2000

TOTAL NET SALES. Total net sales decreased $15.8 million, or 17.2%, from $91.7 million in the nine-month period ended March 31, 2000 to $75.9 million in the comparable period in 2001. Excluding net sales to related parties, net sales decreased $13.6 million, or 15.2%, from $89.3 million in the nine-month period ended March 31, 2000 to $75.7 million in the comparable period in 2001. This decrease was attributable to a decrease in sales of $14.0 million at European Micro UK due to the comparison to the sales run up caused by the impending millennium, and a significant decrease in the exchange rate from pounds sterling to US dollars, a decrease of $776,000 at Colchester, and a decrease of $1.0 million at American Micro. This decrease of net sales was partially offset by an increase in sales of $2.2 million at Nor'Easter.

Net sales to related parties decreased $2.2 million, or 91.5%, from $2.4 million in the nine-month period ended March 31, 2000, to $198,000 in the comparable period in 2001. Sales to Technology Express have decreased as product availability decreased.

GROSS PROFIT. Gross profit decreased $2.5 million, or 27.1%, from $9.3 million in the nine-month period ended March 31, 2000, to $6.8 million in the comparable period in 2001. Gross profit excluding related party transactions decreased $2.5 million, or 26.9%, from $9.2 million in the nine-month period ended March 31, 2000 to $6.7 million in the comparable period in 2001. This decrease was attributable to a decrease of $3.3 million at European Micro UK. This decrease in gross profit mainly resulted from the excellent margins gained from the sale of memory modules during October 1999 due to the Taiwan earthquake. This decrease was also attributable to a decrease of $178,000 at Nor'Easter. This decrease was partially offset by an increase of $957,000 at American Micro. American Micro's gross profit increased despite lower sales volume by increasing the gross margin from 10.46% to 18.73% by changing the product mix from low margin components to higher margin complete systems.

Gross profit attributable to related party sales decreased $30,000, or 76.9%, from $39,000 in the nine-month period ended March 31, 2000, to $9,000 in the comparable period in 2001. As discussed above, this decrease is attributable to decreased sales due to a lack of product availability.

Gross margins decreased by 1.2% from 10.1% in the nine-month period ended March 31, 2000 to 8.9% in the comparable period in 2001. Excluding related party transactions, gross margin decreased from 10.3% in the nine-month period ended March 31, 2000 to 8.9% in the comparable period in 2001. This change is related to the net of a decrease at European Micro (UK) and Nor'Easter, and an increase at American Micro.

Foreign exchange gains and losses, net, changed from a loss of $226,000 in the nine-month period ended March 31, 2000, to a loss of $294,000 in the comparable period in 2001. This adverse movement was attributable to the weakening of the Euro relative to the British pound sterling, causing a devaluation of sales made in European currencies, and the strengthening of the U.S. dollar relative to the Euro and the British pound sterling, making purchases denominated in U.S. dollars more expensive.

OPERATING EXPENSES. Operating expenses as a percentage of total net sales increased from 10.6% for the nine-month period ended March 31, 2000 to 10.8% in the comparable period in 2001. This was attributable to an increase in operating expenses as a percentage of total net sales from 8.9% to 10.6% at American Micro, which is due to a decrease in sales as operating expenses increased slightly. Operating expenses as a percentage of total net sales increased from 3.7% to 5.2% at Nor'Easter, which is due to an increase in operating expenses of approximately $274,000 from $415,000 in the nine-month period ended March 31, 2000 to $689,000 in the comparable period in 2001. This increase in expenses is due to moving their operations to a new building, which has higher monthly rent, an increase in depreciation expense related to new equipment and leasehold

                          EUROPEAN MICRO HOLDINGS, INC.

improvements. Operating expenses as a percentage of total net sales increased from 6.6% to 8.6% at Colchester, which is due to a decrease in sales, as operating expenses increased slightly. These were partially offset by a decrease in operating expenses as a percentage of total net sales from 9.4% to 8.2% at European Micro UK, which is due to a decrease in operating expenses of approximately $1.9 million from $5.5 million in the nine-month period ended March 31, 2000 to $3.6 million in the comparable period in 2001. This decrease in expenses is due to large expenditures on the Business-to-Business Electronic Commerce project in the three-month period ended March 31, 2000 and a reduction in personnel and the decrease in gross profit reduced commission and bonus expense, which are a function of gross profit.

INTEREST EXPENSE. Interest expense increased by $182,000 from $676,000 in nine-month period ended March 31, 2000 to $858,000 in the comparable period in 2001. This was attributable to a increased reliance on short-term borrowings to finance accounts receivable and inventory balances.

INTEREST IN JOINT VENTURE. Due to the continued uncertainty of the outcome of the pending lawsuit and the difficulties of managing operations of Big Blue Europe during the dispute, the Company recorded during the three-month period ended September 30, 2000 an additional $252,000 provision for doubtful accounts related to the notes receivable owed to the Company. During the three-month period ended December 31, 2000, the Company and the Alnwicks entered into a liquidation agreement in which Big Blue Europe would cease operations and liquidate all assets and liabilities. As of December 31, 2000, all operations have ceased and a court appointed liquidator is handling the remaining liquidation. As part of the liquidation the Company and the Alnwicks have both advanced $85,000 to the liquidator. As of March 31, 2001, the Company believes the $85,000 that was advanced will not be recovered and, therefore, a valuation allowance has been established for the $85,000.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Our Company suffered operating losses during fiscal year 2000 and fiscal year 2001 to date. Our operating results have been adversely impacted by ongoing legal costs related to Big Blue Europe, the costs associated with our electronic commerce strategy, increases in general overhead costs and interest expense and a decrease in sales.

We were not in compliance with certain loan agreement financial covenants during fiscal year 2000. While we have obtained waivers from these covenant violations existing at June 30, 2000, in most instances the waivers only address the covenant-reporting period ending thereon. Management has initiated certain actions intended to improve liquidity and operating results. Such actions include, among other things, (i) modifying the terms of certain financial covenants (ii) canceling the Cap Gemini contract to reduce costs and internalize the activities related to its electronic commerce strategy until specific funding can be obtained (see Note 8 to the Consolidated Condensed Financial Statements), (iii) obtaining extensions and subordination of payment of contingent earn-out amounts relating to calendar year 2000 under the American Micro purchase agreement, (iv) adjusting staffing levels, and (v) implementing steps to attempt to increase sales volume and lower inventory levels. As of March 31, 2001, we were not in compliance with two of the financial covenants in the agreements. Given our current and expected operating results, it is likely that we will remain out of compliance with such covenant requirements. Due to these operating results and the covenant violations, the lender on the American Micro and Nor'Easter lines of credit and the European Micro Holdings, Inc. term loan has agreed in principle, subject to documentation, to waive the covenant violations subject to the Nor'Easter line of credit being repaid before June 15, 2001 and the American Micro line of credit and the European Micro Holdings term loan being repaid by August 15, 2001. These loans may be repaid from the Company's working capital and new borrowings. The Company has had discussions with a lender about providing new borrowings to the Company. No assurances can be given that such borrowings will be available on favorable terms, or at all. The Company's potential inability to obtain new borrowings gives question to its ability to continue as a going concern.

                          EUROPEAN MICRO HOLDINGS, INC.

Another factor that could negatively impact on our liquidity position is the terms of the borrowing arrangements of European Micro UK. Certain of European Micro UK's borrowing capacity are subject to termination by the lender at its sole discretion. These factors increase the liquidity risk to our company.

CASH REQUIREMENTS. Our primary cash requirements are for operating expenses, funding accounts receivable, purchasing inventory, acquisitions and debt service. We will also need to obtain cash to repay the lines of credit and the term loan to SouthTrust Bank. We have historically funded these cash requirements through a combination of loans, internally generated cash flow and the net proceeds of our initial public offering.

WORKING CAPITAL. Working capital requirements of European Micro UK are funded by a combination of line of credit facilities, together with accounts receivable financing. In both cases, the amounts drawn down accrue the same rate of interest based on a markup over the bank-borrowing rate in the United Kingdom. The bank line of credit was 2.0 million pounds sterling ($2.8 million) at March 31, 2001. The accounts receivable financing provides for a borrowing base of 85% of accounts receivable, with a limit of 6.2 million pounds sterling ($8.8 million on March 31, 2001). Either party giving three months' notice can terminate this facility. The finance company that provides the receivable financing facility has full recourse to European Micro UK with respect to any doubtful or unrecovered amounts. Interest is charged on the receivable financing balance at 1.25% above the bank-borrowing rate of 5.75% at March 31, 2001.

Working capital requirements of our U.S. operations are funded by two lines of credit. On October 28, 1999, American Micro and Nor'Easter each obtained a line of credit secured by accounts receivable and inventory. Amounts available under each of the line of credit agreements were based upon eligible accounts receivable and inventory, up to a maximum borrowing amount of $1.5 million for each agreement. Each of these lines of credit was to mature on October 28, 2000. Interest accrued at 0.5% over the bank-borrowing rate of 8.0% at March 31, 2001. As partial security for these loans, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of our company. In the event that we defaulted on one or more of these loans, the lender could have foreclosed on all or a portion of the pledged securities. Such an event could have caused a change of control in our company because Messrs. Gallagher and Shields together own 71% of our outstanding common stock. The lines of credit agreements included certain financial and non-financial covenants and restrictions. The agreements also contained a provision whereby the lender could have declared a default based on subjective criteria. As of June 30, 2000, we were not in compliance with certain of the financial covenants in the agreements.

On October 5, 2000, we received a waiver of the covenant violations existing at the June 30, 2000 reporting date for the American Micro and Nor'Easter lines of credit. Our company and the bank terminated the existing lines of credit and entered into a new borrowing arrangement whereby each of American Micro and Nor'Easter have a working capital line of credit equal to the lesser of (i) $1.5 million or (ii) the sum of 85% of eligible accounts receivable, plus the lesser of 50% of eligible inventory or $750,000. Interest will be paid monthly at a floating rate of .5% over the bank's base rate. The term of the new arrangements is for one year from the closing date. The new facilities also require the companies to maintain depository accounts at the bank, whose daily receipts will be applied against outstanding borrowings under the lines of credit. The new facilities also place certain restrictions on our ability to pay dividends and to make capital expenditures, among other things, and include a provision whereby the lender can declare a default based on subjective criteria. Collateral under the new credit line facilities consists of a first priority lien on all assets of American Micro and Nor'Easter. Messrs. Gallagher and Shields guaranteed the borrowings under these arrangements. Mr. Shields has pledged personal assets as additional collateral and has further agreed to maintain certain personal financial statement liquidity levels. These borrowings are cross-collateralized and cross-defaulted with borrowings under the $1.5 million term loan to European Micro Holdings, Inc.

As of March 31, 2001, we were not in compliance with two of the financial covenants in the agreements. Given our current and expected operating results, it is likely that we will remain out of compliance with such covenant requirements. Due to these operating results and the covenant violations, the lender on the American Micro and Nor'Easter lines of credit and the European Micro Holdings, Inc. term loan has agreed in principle, subject to documentation, to waive the covenant violations subject to the Nor'Easter line of credit being repaid before June 15, 2001 and the American Micro line of credit and the European Micro Holdings term loan being repaid by August 15, 2001. These loans may be repaid from the Company's working capital and new borrowings. The Company has had discussions with a lender about providing new borrowings to the Company. No assurances can be given that such borrowings will be available on favorable terms, or at all.

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

                          EUROPEAN MICRO HOLDINGS, INC.

On October 28, 1999, we obtained a $1.5 million term loan. The term loan agreement is with the lender of the Nor'easter Micro and American Micro line of credit facilities discussed above. Further, the term loan contains similar loan covenants. The term loan is to be repaid with quarterly payments of $125,000 over three years. The term loan bears interest at the one-month LIBOR, plus 2.25%. One-month LIBOR at March 31, 2001 was 5.1%. At March 31, 2001, the outstanding balance on the term loan was $750,000. The term loan is secured by substantially all of the assets of our company. As partial security for this loan, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of our company. In addition, Mr. Shields has pledged personal assets as additional collateral and has further agreed to maintain certain personal financial statement liquidity levels. In the event we default on this loan, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in our company because Messrs. Gallagher and Shields together own 71% of our outstanding common stock. The term loan agreement includes certain financial and non-financial covenants and restrictions. The agreement also contains a provision whereby the lender can declare a default based on subjective criteria. As described above, we were not in compliance with the loan covenants on June 30, 2000. The lender waived this non-compliance in October 2000 and amended the term loan agreement, including revising the financial covenants. We were not in compliance for the March 31, 2001 reporting period. Due to these operating results and the covenant violations, the lender on the American Micro and Nor'Easter lines of credit and the European Micro Holdings, Inc. term loan has agreed in principle, subject to documentation, to waive the covenant violations subject to the Nor'Easter line of credit being repaid before June 15, 2001 and the American Micro line of credit and the European Micro Holdings term loan being repaid by August 15, 2001. Therefore the total amount outstanding under the term loan agreement is reflected in current maturities of long term debt at March 31, 2001.

On July 1, 1999, we acquired American Micro for a purchase price of $1,131,000, plus an earn-out. The portion of the purchase price paid at closing was funded through our working capital. The contingent earn-out payment relating to two times the after tax earnings for calendar year 1999 of approximately $600,000 was paid in March 2000. The remaining earn-out portion of the purchase price relating to two times the after tax earnings for calendar year 2000 of approximately $1,839,000 was funded through a note payable to the former stockholders of American Micro. Pursuant to the original merger agreement, the remaining earn-out portion was to be due no later than May 1, 2001. The former stockholders of American Micro have agreed that for so long as the repayment of the earn-out is limited by the loan covenants with SouthTrust Bank, we will pay the stockholders $50,000 per month, plus 8% interest, commencing April 1, 2001, subject to the rights of SouthTrust Bank. The loan will be due and payable thirty days after no amounts are due to SouthTrust Bank. This amount is secured by a pledge of the shares of common stock of American Micro held by the Company. This security has been subordinated to SouthTrust Bank.

On July 16, 1999, European Micro UK purchased the office building in which it had previously been leasing space for 1,705,000 pounds sterling ($2,412,000 at March 31, 2001). The purchase price was financed in part by a loan in the amount of 1,312,000 pounds sterling ($1,856,000 at March 31, 2001). This loan calls for monthly payments of principal and interest in the amount of 15,588 pounds sterling ($22,000 at March 31, 2001) and matures in July 2009. The mortgage loan bears interest at a fixed rate of 7.6%. The mortgage loan includes certain financial and non-financial covenants and restrictions. The agreement also contains a provision whereby the lender can declare a default based on subjective criteria. The financial covenants are measured using the financial results of European Micro UK as of each fiscal year end. Based upon European Micro UK's fiscal year end operating results, European Micro UK was out of compliance with certain of the covenant requirements at June 30, 2000. The lender waived this non-compliance through July 1, 2001. Given European Micro UK's current and expected operating results, it is likely that European Micro UK will be out of compliance with certain covenant requirements at June 30, 2001. The Company is evaluating options to address this non-compliance.

The Company previously entered into an Equity Line of Credit (the "EQUITY LINE OF CREDIT") pursuant to which an investor agreed to purchase up to $20 million of the Company's common stock at a purchase price equal to 88% of the market price. To date, the Company raised $50,000 by issuing 25.020 shares of common stock under the Equity Line of Credit. Thee Company and the investor agreed, in principle, subject to documentation, to terminate the Equity Line of Credit effective May 15, 2001. In connection with such termination, all outstanding warrants held by the investor and the placement agent will be terminated. The Company agreed to issue the placement agent warrants to purchase 500,000 shares of common stock at $5.00 per share, which warrants become exercisable only if the closing bid price of such common stock is $4.00 per share or more for ten consecutive trading days.

On May 15, 2001, the Company also terminated a consulting agreement that was entered into in connection with the Equity Line of Credit. Under the consulting arrangement, the Company previously issued to the consultant options to purchase 100,000 shares of its common stock at an exercise price of $4.55. Management has attributed $208,000 of the value of these options as incremental costs directly attributable to the signing of the Equity Line of Credit, and as such, has offset such amounts against additional paid-in capital in the accompanying Consolidated Condensed Balance Sheet at March 31, 2001. The remaining $105,000 option value attributed to general consulting services was expensed in the quarter ended September 30, 2000.

                          EUROPEAN MICRO HOLDINGS, INC.

Net cash provided by operating activities during the nine-month period ended March 31, 2001 amounted to $1.9 million. Significant factors providing cash were a decrease in trade receivables of $3.9 and a decrease in inventory of $1.9 million. The amount of cash provided by the Company's operations was partially offset by a decrease in trade payables of $1.1 million and a decrease in accrued expenses and other current liabilities of $1.4 million.

Cash used in investing activities amounted to $212,000. This primarily consisted of purchases of fixed assets.

Cash used by financing activities amounted to $2.6 million. This primarily consisted of $2.3 million paid down on short-term borrowings and payments on long-term debt of $477,000.

Overall, the Company experienced a net decrease in cash of $578,000 for the nine-month period ended March 31, 2001.

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

                          EUROPEAN MICRO HOLDINGS, INC.

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

EXCHANGE RATE SENSITIVITY

On March 31, 2001, the Company did not have any open forward foreign exchange contracts. Foreign currency gains and losses, net were a $124,000 loss for the three-months ended March 31, 2001, and a $145,000 loss for the comparable period in 2000. Foreign currency gains and losses, net were a $294,000 loss for the nine-months ended March 31, 2001, and a $226,000 loss for the comparable period in 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative and Hedging Activities, as amended by SFAS No. 138. The Statement requires the recognition of all derivatives on the balance sheet at fair value. The Company's derivatives are primarily forward foreign exchange contracts. The Company's forward foreign exchange contracts have been designated as economic hedges of anticipated sales and purchase transactions. In addition, the Company enters utilizes forward foreign exchange contracts as an economic hedge against foreign currency market exposures of underlying assets, liabilities and other obligations. Effective in the first quarter of fiscal 2001, changes in the fair value of these derivatives, have been recorded through earnings. At March 31, 2001, the Company did not have any open forward foreign exchange contracts. Foreign currency gains and losses, net were a $294,000 loss and a $226,000 loss for the nine months ended March 31, 2001 and 2000, respectively. The effect of the adoption of the new Statements was immaterial.

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

The United States District Court for the Eastern District of New York has dismissed 31 of the 33 claims brought against the Company on grounds of "forum non conveniens." The Court decided that it would be more appropriate that these claims be adjudicated in The Netherlands, under Dutch Law. The Judge had granted the Plaintiffs in the case (Jeffrey and Marie Alnwick and Big Blue Products) the option to proceed with the remaining two allegations in United States District Court; Plaintiffs have requested that these two counts also be dismissed. On April 19, 2001, the Plaintiffs filed a notice of appeal.

Our company and our affiliated defendants intend to contest the claims in the Alnwick Litigation vigorously, whether asserted in the United States or in the Netherlands courts.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a), (b), (c) and (d).  None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

The Company obtained two lines of credit on October 28, 1999, to finance operations based in the United States. American Micro and Nor'Easter each obtained a line of credit, collateralized by accounts receivable and inventory. Amounts available under each of the line of credit agreements are based upon eligible accounts receivable and inventory, up to a maximum borrowing amount of $1.5 million for each agreement. Each of these lines of credit was to mature on October 28, 2000. As partial security for these loans, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. In the event the Company defaults on one or more of these loans, the lender may foreclose on all or a portion of the pledged securities. Such an event may cause a change of control in the Company because Messrs. Gallagher and Shields together own 71% of the Company's outstanding common stock. The lines of credit agreements include certain financial and non-financial covenants and restrictions. The agreements also contain a provision whereby the lender can declare a default based on subjective criteria.

On October 5, 2000, the Company received a waiver of the covenant violations existing at the June 30, 2000 reporting date for the American Micro and Nor'Easter lines of credit. The Company and the bank terminated the existing lines of credit and entered into a new borrowing arrangement whereby each of American Micro and Nor'Easter have a working capital line of credit equal to the lesser of (i) $1.5 million or (ii) the sum of 85% of eligible accounts receivable, plus the lesser of 50% of eligible inventory or $750,000. Interest will be paid monthly at a floating rate of 0.5% over the bank's base rate of 8.0% at March 31, 2001. The term of the new arrangements is for one year from the closing date. The new facilities also require the companies to maintain depository accounts at the bank, whose daily receipts will be applied against outstanding borrowings under the lines of credit. The new facilities also place certain restrictions on the companies' ability to pay dividends and to make capital expenditures, among other things, and also include a provision whereby the lender can declare a default based on subjective criteria. Collateral under the new credit line facilities consists of a first priority lien on all assets of American Micro and Nor'Easter. Messrs. Gallagher and Shields guaranteed the obligations under these arrangements. Mr. Shields has pledged personal assets as

                          EUROPEAN MICRO HOLDINGS, INC.

additional collateral and has further agreed to maintain certain personal financial statement liquidity levels. These borrowings are cross-collateralized and cross-defaulted with borrowings under the $1.5 million term loan to European Micro Holdings, Inc. discussed in Note 5 to the Consolidated Condensed Financial Statements.

Each of the term loan and the two lines of credit include certain financial and non-financial covenants and restrictions. The agreements also contain a provision whereby the lender can declare a default based on subjective criteria. As of March 31, 2001, the Company was not in compliance with the "Net Worth
Requirements" and "Fixed Charge Coverage Ratio" Covenants. Given the Company's current and expected operating results, it is likely that the Company will remain out of compliance with such covenant requirements. Due to these operating results and the covenant violations, the lender on the American Micro and Nor'Easter lines of credit and the European Micro Holdings, Inc. term loan has agreed in principle, subject to documentation, to waive the covenant violations subject to the Nor'Easter line of credit being repaid before June 15, 2001 and the American Micro line of credit and the European Micro Holdings term loan being repaid by August 15, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a), (b), (c) and (d).  None.

ITEM 5.     OTHER INFORMATION.

On April 12, 2001, Barrett Sutton resigned from the Company's Board of Directors. The Company's Board of Directors has not filled this vacancy.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

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



                          EUROPEAN MICRO HOLDINGS, INC.
EXHIBIT
NO.            DESCRIPTION                                         LOCATION
---            -----------                                         --------

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



                          EUROPEAN MICRO HOLDINGS, INC.
EXHIBIT
NO.            DESCRIPTION                                         LOCATION
---            -----------                                         --------

    10.34      Secured Promissory Note dated as of February 19,    Incorporated by reference to Exhibit 10.40
               2001, given by the Company in favor of John B.      to Registrant's Form 10-Q for the quarter
               Gallagher                                           ended December 31, 2000.

    10.35      Secured Promissory Note dated as of February 19,    Incorporated by reference to Exhibit 10.40
               2001, given by the Company in favor of John P.      to Registrant's Form 10-Q for the quarter
               Gallagher                                           ended December 31, 2000.

    10.36      Pledge and Security Agreement dated as of February  Incorporated by reference to Exhibit 10.40
               19, 2001, among the Company, John B. Gallagher and  to Registrant's Form 10-Q for the quarter
               John P. Gallagher                                   ended December 31, 2000.

    10.37      Termination Agreement dated as of May 15, 2001,     Provided herewith.
               between the Company and the May Davis Group, Inc.

    10.38      Termination Agreement dated as of May 15, 2001,     Provided herewith.
               between the Company and Spinneret Financial
               System, Ltd.

    10.39      Termination Agreement dated as of May 15, 2001,     Provided herewith.
               between the Company and Persia Consulting Group,
               Inc.

    10.40      Warrant dated as of May 15, 2001, given by the      Provided herewith.
               Company to the May Davis Group, Inc.

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

Dated:      May 21, 2001                    EUROPEAN MICRO HOLDINGS, INC.

                                            By:  /s/ Harry D. Shields
                                               -----------------------------
                                                 Harry D. Shields, Co-President

                                  EXHIBIT 10.37
                                  -------------

                              TERMINATION AGREEMENT
                              ---------------------

         THIS TERMINATION AGREEMENT (the "Agreement") is entered into on May 15, 2001, by and between European Micro Holdings, Inc., a Nevada corporation ("EMCC") and the May Davis Group, Inc. ("May Davis").

         WHEREAS, on August 24, 2000, the parties entered into a Placement Agent Agreement (the "Placement Agent Agreement") pursuant to which May Davis would act as EMCC's exclusive placement agent in connection with an Equity Line of Credit Agreement; and

         WHEREAS, in connection with the Placement Agent Agreement, on August 24, 2000, EMCC granted to May Davis a Class A Warrant and a Class B Warrant and the parties entered into a Registration Rights Agreement and Escrow Agreement (the Placement Agent Agreement, the Class A Warrant, the Class B Warrant, the Registration Rights Agreement and the Escrow Agreement are collectively referred to as the "Transaction Documents"); and

         WHEREAS, subsequent to August 24, 2000, the Class A Warrant and the Class B Warrant were transferred to the persons and in the quantities identified in Schedule A hereto; and

         WHEREAS, the parties hereto desire to terminate the Transaction Documents in their entirety on the terms set forth herein.

         NOW THEREFORE, in consideration of the mutual promises, covenants and conditions contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

         1. TERMINATION. Each of EMCC and May Davis hereby terminate each Transaction Document in its entirety, including, without limitation, all of May Davis' right to any and all warrants to purchase shares of capital stock of EMCC. As a result of this provision, neither EMCC nor May Davis shall have any rights or obligations under or with respect to any Transaction Document. Each of EMCC and May Davis will sign and deliver to First Union National Bank (the "ESCROW AGENT"), as escrow agent under the Escrow Agreement, the notice attached as Schedule B hereto notifying the Escrow Agent that the Escrow Agreement has been terminated.

         2. RETURN OF ORIGINAL CLASS A WARRANT AND CLASS B WARRANT. On the date hereof, May Davis shall deliver to EMCC originally executed copies of the Class A Warrant and the Class B Warrant, which shall be marked "cancelled." By their signature below, each of Mark Angelo, Hunter Singer, Joseph Donahue, Robert Farrell and Persia Consulting acknowledge and consent to the termination of the Class A Warrant and the Class B Warrant previously assigned to them by May Davis and that none of them shall have rights whatsoever under either the Class A Warrant or the Class B Warrant.

         3. WARRANTS. In consideration for May Davis' agreement to terminate the Transaction Documents, EMCC shall grant to May Davis or its designees warrants to purchase up to 500,000 shares of common stock of EMCC at $5.00 per share, provided that such warrants become exercisable only if the closing bid price of EMCC's common stock is $4.00 per share or more for ten (10) consecutive trading days. The terms of the warrants granted hereby shall be set forth in a Warrant Agreement of even date herewith.

         IN  WITNESS  WHEREOF,   the  undersigned  parties  have  executed  this
Agreement as of the date first above written.

                         MAY DAVIS GROUP, INC.

                         By:
                            ----------------------------------------------------
                         Name:
                              --------------------------------------------------
                         Title:
                               -------------------------------------------------


                          EUROPEAN MICRO HOLDINGS, INC.

                          By:
                             --------------------------------------------------
                          Name:
                               ------------------------------------------------
                          Title:
                                -----------------------------------------------



                           ACKNOWLEDGEMENT AND CONSENT
                           ---------------------------

         Each of the undersigned persons hereby acknowledges and consents to the terms of the foregoing Termination Agreement on the date first set forth above.


                           -----------------------------------------------------
                           Mark Angelo


                           -----------------------------------------------------
                           Hunter Singer


                           -----------------------------------------------------
                           Joseph Donahue


                           -----------------------------------------------------
                           Robert Farrell


                           PERSIA CONSULTING GROUP, INC.

                           By:
                              --------------------------------------------------
                           Name:
                                ------------------------------------------------
                           Title:
                                 -----------------------------------------------

                                   SCHEDULE A

                             TRANSFEREES OF WARRANTS


Class A Warrant

Name:                                                No. of Warrants:
----                                                 ---------------

Mark Angelo                                          113,000
Hunter Singer                                        113,000
Joseph Donahue                                       113,000
Robert Farrell                                       113,000
Persia Consulting Group, Inc.                        48,000


Class B Warrant

Name:                                                No. of Warrants:
----                                                 ---------------

Mark Angelo                                          113,000
Hunter Singer                                        113,000
Joseph Donahue                                       113,000
Robert Farrell                                       113,000
Persia Consulting Group, Inc.                        48,000

                                   SCHEDULE B
                                   ----------

                       Notice to First Union National Bank


First Union National Bank
407 Main Street
Metuchen, New Jersey 08840
Attention:        Robert Mercado
                  Carmela Agugliaro

RE: ESCROW AGREEMENT (THE "ESCROW AGREEMENT") DATED AUGUST 24, 2000, AMONG EUROPEAN MICRO HOLDINGS, INC., THE MAY DAVIS GROUP, INC. AND FIRST UNION NATIONAL BANK, AS ESCROW AGENT

Ladies and Gentlemen:

Please be advised that the undersigned parties terminated the Escrow Agreement effective as of May ___, 2001. As a result, in accordance with Section 1(c) of the Escrow Agreement, the Escrow Period terminated effective May ___, 2001.

Sincerely,

EUROPEAN MICRO HOLDINGS, INC.


By:
   --------------------------------------------------
Name:
     ------------------------------------------------
Title:
      -----------------------------------------------


MAY DAVIS GROUP, INC.


By:
   --------------------------------------------------
Name:
     ------------------------------------------------
Title:
      -----------------------------------------------

                                  EXHIBIT 10.38
                                  -------------

                              TERMINATION AGREEMENT
                              ---------------------

         THIS TERMINATION AGREEMENT (the "AGREEMENT") is entered into on May 15, 2001, by and between European Micro Holdings, Inc., a Nevada corporation ("EMCC") and Spinneret Financial System, Ltd. (the "INVESTOR").

         WHEREAS, on August 24, 2000, the parties entered into an Equity Line of Credit Agreement (the "Equity Line of Credit Agreement") pursuant to which EMCC would issue and sell to the Investor, from time to time, up to $20.0 million of EMCC's common stock; and

         WHEREAS, in connection with the Equity Line of Credit Agreement, on August 24, 2000, EMCC granted to the Investor certain registration rights described in a Registration Rights Agreement (the Equity Line of Credit Agreement and the Registration Rights Agreements are collectively referred to as the "Transaction Documents"); and

         WHEREAS, the parties hereto desire to terminate the Transaction Documents in their entirety on the terms set forth herein.

         NOW THEREFORE, in consideration of the mutual promises, covenants and conditions contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

         Termination. Each of EMCC and the Investor hereby terminate each Transaction Document in its entirety, including, without limitation, all of the Investor's right to purchase shares of capital stock of EMCC. As a result of this provision, neither EMCC nor the Investor shall have any rights or obligations under or with respect to any Transaction Document.

         IN  WITNESS  WHEREOF,   the  undersigned  parties  have  executed  this
Agreement as of the date first above written.

                        SPINNERET FINANCIAL SYSTEM, LTD.

                        By:
                           --------------------------------------------------
                        Name:
                             ------------------------------------------------
                        Title:
                              -----------------------------------------------


                        EUROPEAN MICRO HOLDINGS, INC.

                        By:
                           --------------------------------------------------
                        Name:
                             ------------------------------------------------
                        Title:
                              -----------------------------------------------

                                  EXHIBIT 10.39
                                  -------------

                              TERMINATION AGREEMENT
                              ---------------------

         THIS TERMINATION AGREEMENT (the "Agreement") is entered into on May 15, 2001, by and between European Micro Holdings, Inc., a Nevada corporation ("EMCC") and Persian Consulting Group, Inc. (the "Consultant").


         WHEREAS, on August 24, 2000, the parties entered into an Amended and Restated Consulting Agreement (the "Consulting Agreement") pursuant to which the Consultant would provide certain consulting services to EMCC; and

         WHEREAS,   the  parties  hereto  desire  to  terminate  the  Consulting
Agreement in its entirety on the terms set forth herein.

         NOW THEREFORE, in consideration of the mutual promises, covenants and conditions contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

         Termination. Each of EMCC and the Consultant hereby terminate each Consulting Agreement in its entirety. As a result of this provision, neither EMCC nor the Consultant shall have any rights or obligations under or with respect to the Consulting Agreement.

         IN  WITNESS  WHEREOF,   the  undersigned  parties  have  executed  this
Agreement as of the date first above written.

                          PERSIA CONSULTING GROUP, INC.

                          By:
                             --------------------------------------------------
                          Name:
                               ------------------------------------------------
                          Title:
                                -----------------------------------------------



                          EUROPEAN MICRO HOLDINGS, INC.

                          By:
                             --------------------------------------------------
                          Name:
                               ------------------------------------------------
                          Title:
                                -----------------------------------------------

                                  EXHIBIT 10.40

THE SECURITIES  REPRESENTED BY THIS WARRANT HAVE NOT BEEN  REGISTERED  UNDER THE
SECURITIES ACT OF 1933, AS AMENDED, OR APPLICABLE STATE SECURITIES LAWS. THE SECURITIES HAVE BEEN ACQUIRED FOR INVESTMENT AND MAY NOT BE OFFERED FOR SALE, SOLD, TRANSFERRED OR ASSIGNED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR APPLICABLE STATE SECURITIES LAWS, OR AN OPINION OF COUNSEL IN A FORM REASONABLY SATISFACTORY TO THE ISSUER THAT REGISTRATION IS NOT REQUIRED UNDER SAID ACT OR APPLICABLE STATE SECURITIES LAWS OR UNLESS SOLD PURSUANT TO RULE 144 UNDER SAID ACT. NOTWITHSTANDING THE FOREGOING, THIS WARRANT MAY BE PLEDGED IN CONNECTION WITH A BONA FIDE MARGIN ACCOUNT.

                          EUROPEAN MICRO HOLDINGS, INC.

                        WARRANT TO PURCHASE COMMON STOCK

Warrant No.: R-001                                     Number of Shares: 500,000
Date of Issuance: May 15, 2001


European Micro Holdings, Inc., a Nevada corporation (the "Company"), hereby certifies that, for Ten United States Dollars ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, May Davis Group, Inc., the registered holder hereof or its permitted assigns, is entitled, subject to the terms set forth below, to purchase from the Company upon surrender of this Warrant, at any time or times on or after the date hereof, but not after 11:59 P.M. Eastern Time on the Expiration Date (as defined herein) Five Hundred Thousand (500,000) fully paid and nonassessable shares of Common Stock (as defined herein) of the Company (the "WARRANT SHARES") at the Warrant Exercise Price provided in Section 1(b) below; PROVIDED, HOWEVER, that (a) this Warrant shall become exercisable only if the Closing Bid Price of the Company's Common Stock is $4.00 per share or more for ten (10) consecutive trading days and (b) in no event shall the holder be entitled to exercise this Warrant for a number of Warrant Shares in excess of that number of Warrant Shares which, upon giving effect to such exercise, would cause the aggregate number of shares of Common Stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of the Common Stock following such exercise, except within 60 days of the Expiration Date. For purposes of the foregoing proviso, the aggregate number of shares of Common Stock beneficially owned by the holder and its affiliates shall include the number of shares of Common Stock issuable upon exercise of this Warrant with respect to which the determination of such proviso is being made, but shall exclude shares of Common Stock which would be issuable upon (i) exercise of the remaining, unexercised Warrants beneficially owned by the holder and its affiliates and (ii) exercise or conversion of the unexercised or unconverted portion of any other securities of the Company beneficially owned by the holder and its affiliates (including, without limitation, any convertible notes or preferred stock) subject to a limitation on conversion or exercise analogous to the limitation contained herein. Except as set forth in the preceding sentence, for purposes of this paragraph, beneficial ownership shall be calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. For purposes of this Warrant, in determining the number of outstanding shares of Common Stock a holder may rely on the number of outstanding shares of Common Stock as reflected in (1) the Company's most recent Form 10-Q or Form 10-K, as the case may be, (2) a more recent public announcement by the Company or (3) any other notice by the Company or its transfer agent setting forth the number of shares of Common Stock outstanding. Upon the written request of any holder, the Company shall promptly, but in no event later than one (1) Business Day following the receipt of such notice, confirm in writing to any such holder the number of shares of Common Stock then outstanding. In any case, the number of outstanding shares of Common Stock shall be determined after giving effect to the exercise of Warrants (as defined below) by such holder and its affiliates since the date as of which such number of outstanding shares of Common Stock was reported.

         Section 1.

                  (a) TERMINATION AGREEMENT. This Warrant (the "WARRANT") issued pursuant to the Termination Agreement of even date herewith between the Company and the May Davis Group, Inc.

                  (b) DEFINITIONS. The following words and terms as used in this Warrant shall have the following meanings:

                           (i) "BUSINESS DAY" means any day other than Saturday,
Sunday or other day on which commercial banks in the City of New York are authorized or required by law to remain closed.

                           (ii)  "CLOSING BID PRICE" means the closing bid price
of Common Stock as quoted on the Principal Market (as reported by Bloomberg Financial Markets ("BLOOMBERG") through its "Volume at Price" function).

                           (iii) "COMMON  STOCK" means (i) the Company's  common
stock, par value $0.01 per share, and (ii) any capital stock into which such Common Stock shall have been changed or any capital stock resulting from a reclassification of such Common Stock.

                           (iv)  "EXPIRATION  DATE" means August 23, 2005 or, if
such date falls on a Saturday, Sunday or other day on which banks are required or authorized to be closed in the City of New York or the State of New York or on which trading does not take place on the Principal Exchange or automated quotation system on which the Common Stock is traded (a "HOLIDAY"), the next date that is not a Holiday.

                           (v) "OPTIONS"  means any rights,  warrants or options
to subscribe for or purchase Common Stock or Convertible Securities.

                           (vi)  "PERSON"   means  an   individual,   a  limited
liability company, a partnership, a joint venture, a corporation, a trust, an unincorporated organization and a government or any department or agency thereof.

                           (vii)  "PRINCIPAL  MARKET"  means the New York  Stock
Exchange, the American Stock Exchange, the Nasdaq National Market, the Nasdaq SmallCap Market, whichever is at the time the principal trading exchange or market for such security, or the over-the-counter market on the electronic bulletin board for such security as reported by BLOOMBERG or, if no bid or sale information is reported for such security by BLOOMBERG, then the average of the bid prices of each of the market makers for such security as reported in the "pink sheets" by the National Quotation Bureau, Inc.

                           (viii)  "SECURITIES  ACT" means the Securities Act of
1933, as amended.

                           (ix)  "WARRANT"  means this  Warrant and all Warrants
issued in exchange, transfer or replacement thereof.

                           (x) "WARRANT EXERCISE PRICE" shall be $5.00.

                           (xi)  "WARRANT  SHARES"  means  the  shares of Common
Stock issuable at any time upon exercise of this Warrant.

                   (c)      OTHER DEFINITIONAL PROVISIONS.

                           (i)  Except  as  otherwise   specified  herein,   all
references herein (A) to the Company shall be deemed to include the Company's successors and (B) to any applicable law defined or referred to herein shall be deemed references to such applicable law as the same may have been or may be amended or supplemented from time to time.

                           (ii) When used in this Warrant,  the words  "HEREIN",
"HEREOF", and "HEREUNDER" and words of similar import, shall refer to this Warrant as a whole and not to any provision of this Warrant, and the words "SECTION", "SCHEDULE", and "EXHIBIT" shall refer to Sections of, and Schedules and Exhibits to, this Warrant unless otherwise specified.

                           (iii)  Whenever the context so  requires,  the neuter
gender includes the masculine or feminine, and the singular number includes the plural, and vice versa.

          Section 2.        EXERCISE OF WARRANT.

                  (a) Subject to the terms and conditions hereof, this Warrant may be exercised by the holder hereof then registered on the books of the Company, pro rata as hereinafter provided, at any time after the date hereof and prior to 11:59 P.M. Eastern Time on the Expiration Date, by (i) delivery of a written notice, in the form of the subscription notice attached as EXHIBIT A hereto (the "EXERCISE NOTICE"), of such holder's election to exercise this Warrant, which notice shall specify the number of Warrant Shares to be purchased, (ii) payment to the Company of an amount equal to the Warrant Exercise Price(s) applicable to the Warrant Shares being purchased, multiplied by the number of Warrant Shares (at the applicable Warrant Exercise Price) as to which this Warrant is being exercised (plus any applicable issue or transfer taxes) (the "AGGREGATE EXERCISE Price") in cash or wire transfer of immediately available funds. In the event of any exercise of the rights represented by this Warrant in compliance with this Section 2(a), the Company shall on the second Business Day following the date of receipt of the Exercise Notice, the Aggregate Exercise Price and this Warrant (or an indemnification undertaking with respect to this Warrant in the case of its loss, theft or destruction) and the receipt of the representations of the holder specified in Section 6 hereof, if requested by the Company (the "EXERCISE DELIVERY DOCUMENTS"), credit such aggregate number of shares of Common Stock to which the holder shall be entitled to the holder's or its designee's balance account with The Depository Trust Company; provided, however, if the holder who submitted the Exercise Notice requested physical delivery of any or all of the Warrant Shares, then the Company shall, on or before the second Business Day following receipt of the Exercise Delivery Documents, issue and surrender to a common carrier for overnight delivery to the address specified in the Exercise Notice, a certificate, registered in the name of the holder, for the number of shares of Common Stock to which the holder shall be entitled pursuant to such request. Upon delivery of the Exercise Notice and Aggregate Exercise Price referred to above, the holder of this Warrant shall be deemed for all corporate purposes to have become the holder of record of the Warrant Shares with respect to which this Warrant has been exercised. In the case of a dispute as to the determination of the Warrant Exercise Price, the Closing Bid Price or the arithmetic calculation of the Warrant Shares, the Company shall promptly issue to the holder the number of Warrant Shares that is not disputed and shall submit the disputed determinations or arithmetic calculations to the holder via facsimile within one (1) Business Day of receipt of the holder's Exercise Notice. If the holder and the Company are unable to agree upon the determination of the Warrant Exercise Price or arithmetic calculation of the Warrant Shares within one (1) day of such disputed determination or arithmetic calculation being submitted to the holder, then the Company shall immediately submit via facsimile (i) the disputed determination of the Warrant Exercise Price or the Closing Bid Price to an independent, reputable investment banking firm or (ii) the disputed arithmetic calculation of the Warrant Shares to its independent, outside accountant The Company shall cause the investment banking firm or the accountant, as the case may be, to perform the determinations or calculations and notify the Company and the holder of the results no later than forty-eight (48) hours from the time it receives the disputed determinations or calculations. Such investment banking firm's or accountant's determination or calculation, as the case may be, shall be deemed conclusive absent manifest error.

                  (b) Unless the rights represented by this Warrant shall have expired or shall have been fully exercised, the Company shall, as soon as practicable and in no event later than five (5) Business Days after any exercise and at its own expense, issue a new Warrant identical in all respects to this Warrant exercised except it shall represent rights to purchase the number of Warrant Shares purchasable immediately prior to such exercise under this Warrant exercised, less the number of Warrant Shares with respect to which such Warrant is exercised.

                  (c) No fractional Warrant Shares are to be issued upon any pro rata exercise of this Warrant, but rather the number of Warrant Shares issued upon such exercise of this Warrant shall be rounded up or down to the nearest whole number.

                  (d) If the Company or its Transfer Agent shall fail for any reason or for no reason to issue to the holder within ten (10) Business Days of receipt of the Exercise Delivery Documents, a certificate for the number of Warrant Shares to which the holder is entitled or to credit the holder's balance account with The Depository Trust Company for such number of Warrant Shares to which the holder is entitled upon the holder's exercise of this Warrant, the Company shall, in addition to any other remedies under this Warrant or the Placement Agent Agreement or otherwise available to such holder, pay as additional damages in cash to such holder on each day the issuance of such certificate for Warrant Shares is not timely effected an amount equal to 0.5% of the product of (A) the sum of the number of Warrant Shares not issued to the holder on a timely basis and to which the holder is entitled, and (B) the Closing Bid Price of the Common Stock for the trading day immediately preceding the last possible date which the Company could have issued such Common Stock to the holder without violating this Section 2.

                  (e) If within ten (10) Business Days after the Company's receipt of the Exercise Delivery Documents, the Company fails to deliver a new Warrant to the holder for the number of Warrant Shares to which such holder is entitled pursuant to Section 2(b) hereof, then, in addition to any other available remedies under this Warrant or the Placement Agent Agreement, or otherwise available to such holder, the Company shall pay as additional damages in cash to such holder on each day after such tenth (10th) Business Day that such delivery of such new Warrant is not timely effected in an amount equal to 0.25% of the product of (A) the number of Warrant Shares represented by the portion of this Warrant which is not being exercised and (B) the Closing Bid Price of the Common Stock for the trading day immediately preceding the last possible date which the Company could have issued such Warrant to the holder without violating this Section 2.

         Section 3. COVENANTS AS TO COMMON STOCK. The Company hereby covenants and agrees as follows:

                  (a) This Warrant is, and any Warrants issued in substitution for or replacement of this Warrant will upon issuance be, duly authorized and validly issued.

                  (b) All Warrant Shares which may be issued upon the exercise of the rights represented by this Warrant will, upon issuance, be validly issued, fully paid and nonassessable and free from all taxes, liens and charges with respect to the issue thereof.

                  (c) During the period within which the rights represented by this Warrant may be exercised, the Company will at all times have authorized and reserved at least 100% of the number of shares of Common Stock needed to provide for the exercise of the rights then represented by this Warrant and the par value of said shares will at all times be less than or equal to the applicable Warrant Exercise Price.

                  (d) The Company will not, by amendment of its Certificate of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities, or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed by it hereunder, but will at all times in good faith assist in the carrying out of all the provisions of this Warrant and in the taking of all such action as may reasonably be requested by the holder of this

Warrant in order to protect the exercise privilege of the holder of this Warrant against dilution or other impairment, consistent with the tenor and purpose of this Warrant. The Company will not increase the par value of any shares of Common Stock receivable upon the exercise of this Warrant above the Warrant Exercise Price then in effect, and (ii) will take all such actions as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable shares of Common Stock upon the exercise of this Warrant.

                  (e) This Warrant will be binding upon any entity succeeding to the Company by merger, consolidation or acquisition of all or substantially all of the Company's assets.

         Section 4. TAXES. The Company shall pay any and all taxes, except any applicable withholding, which may be payable with respect to the issuance and delivery of Warrant Shares upon exercise of this Warrant.

         Section 5. WARRANT HOLDER NOT DEEMED A Stockholder. Except as otherwise specifically provided herein, no holder, as such, of this Warrant shall be entitled to vote or receive dividends or be deemed the holder of shares of the Company for any purpose, nor shall anything contained in this Warrant be construed to confer upon the holder hereof, as such, any of the rights of a stockholder of the Company or any right to vote, give or withhold consent to any corporate action (whether any reorganization, issue of stock, reclassification of stock, consolidation, merger, conveyance or otherwise), receive notice of meetings, receive dividends or subscription rights, or otherwise, prior to the issuance to the holder of this Warrant of the Warrant Shares which he or she is then entitled to receive upon the due exercise of this Warrant. In addition, nothing contained in this Warrant shall be construed as imposing any liabilities on such holder to purchase any securities (upon exercise of this Warrant or otherwise) or as a stockholder of the Company, whether such liabilities are asserted by the Company or by creditors of the Company. Notwithstanding this
Section 5, the Company will provide the holder of this Warrant with copies of the same notices and other information given to the stockholders of the Company generally, contemporaneously with the giving thereof to the stockholders.

         Section 6. REPRESENTATIONS OF HOLDER. The holder of this Warrant, by the acceptance hereof, represents that it is acquiring this Warrant and the Warrant Shares for its own account for investment only and not with a view towards, or for resale in connection with, the public sale or distribution of this Warrant or the Warrant Shares, except pursuant to sales registered or exempted under the Securities Act; provided, however, that by making the representations herein, the holder does not agree to hold this Warrant or any of the Warrant Shares for any minimum or other specific term and reserves the right to dispose of this Warrant and the Warrant Shares at any time in accordance with or pursuant to a registration statement or an exemption under the Securities Act. The holder of this Warrant further represents, by acceptance hereof, that, as of this date, such holder is an "accredited investor" as such term is defined in Rule 501(a)(1) of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act (an "ACCREDITED INVESTOR"). Upon exercise of this Warrant, the holder shall, if requested by the Company, confirm in writing, in a form satisfactory to the Company, that the Warrant Shares so purchased are being acquired solely for the holder's own account and not as a nominee for any other party, for investment, and not with a view toward distribution or resale and that such holder is an Accredited Investor. If such holder cannot make such representations because they would be factually incorrect, it shall be a condition to such holder's exercise of this Warrant, that the Company receive such other representations as the Company considers reasonably necessary to assure the Company that the issuance of its securities upon exercise of this Warrant shall not violate any United States or state securities laws.

         Section 7. OWNERSHIP AND TRANSFER. The Company shall maintain at its principal executive offices (or such other office or agency of the Company as it may designate by notice to the holder hereof), a register for this Warrant, in which the Company shall record the name and address of the person in whose name this Warrant has been issued, as well as the name and address of each transferee. The Company may treat the person in whose name any Warrant is registered on the register as the owner and holder thereof for all purposes, notwithstanding any notice to the contrary, but in all events recognizing any transfers made in accordance with the terms of this Warrant.

         Section 8. ADJUSTMENT OF WARRANT EXERCISE PRICE AND NUMBER OF SHARES. The Warrant Exercise Price and the number of shares of Common Stock issuable upon exercise of this Warrant shall be adjusted from time to time as follows:

                  (a) ADJUSTMENT OF WARRANT EXERCISE PRICE UPON SUBDIVISION OR COMBINATION OF COMMON STOCK. If the Company at any time after the date of issuance of this Warrant subdivides (by any stock split, stock dividend, recapitalization or otherwise) one or more classes of its outstanding shares of Common Stock into a greater number of shares, any Warrant Exercise Price in effect immediately prior to such subdivision will be proportionately reduced and the number of shares of Common Stock obtainable upon exercise of this Warrant will be proportionately increased. If the Company at any time after the date of issuance of this Warrant combines (by combination, reverse stock split or otherwise) one or more classes of its outstanding shares of Common Stock into a smaller number of shares, any Warrant Exercise Price in effect immediately prior to such combination will be proportionately increased and the number of Warrant Shares issuable upon exercise of this Warrant will be proportionately decreased. Any adjustment under this Section 8(a) shall become effective at the close of business on the date the subdivision or combination becomes effective.

                  (b) DISTRIBUTION OF ASSETS. If the Company shall declare or make any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, by way of return of capital or otherwise (including, without limitation, any distribution of cash, stock or other securities, property or options by way of a dividend, spin off, reclassification, corporate rearrangement or other similar transaction) (a "DISTRIBUTION"), at any time after the issuance of this Warrant, then, in each such case:

                           (i) any Warrant Exercise Price in effect  immediately
prior to the close of business on the record date fixed for the determination of holders of Common Stock entitled to receive the Distribution shall be reduced, effective as of the close of business on such record date, to a price determined by multiplying such Warrant Exercise Price by a fraction of which (A) the numerator shall be the Closing Sale Price of the Common Stock on the trading day immediately preceding such record date minus the value of the Distribution (as determined in good faith by the Company's Board of Directors) applicable to one share of Common Stock, and (B) the denominator shall be the Closing Sale Price of the Common Stock on the trading day immediately preceding such record date; and

                           (ii)   either  (A)  the  number  of  Warrant   Shares
obtainable upon exercise of this Warrant shall be increased to a number of shares equal to the number of shares of Common Stock obtainable immediately prior to the close of business on the record date fixed for the determination of holders of Common Stock entitled to receive the Distribution multiplied by the reciprocal of the fraction set forth in the immediately preceding clause (i), or
(B) in the event that the Distribution is of common stock of a company whose common stock is traded on a national securities exchange or a national automated quotation system, then the holder of this Warrant shall receive an additional warrant to purchase Common Stock, the terms of which shall be identical to those of this Warrant, except that such warrant shall be exercisable into the amount of the assets that would have been payable to the holder of this Warrant pursuant to the Distribution had the holder exercised this Warrant immediately prior to such record date and with an exercise price equal to the amount by which the exercise price of this Warrant was decreased with respect to the Distribution pursuant to the terms of the immediately preceding clause (i).

                  (c)      NOTICES.

                           (i)  Immediately  upon any  adjustment of the Warrant
Exercise Price, the Company will give written notice thereof to the holder of this Warrant, setting forth in reasonable detail, and certifying, the calculation of such adjustment.

                           (ii) The  Company  will  give  written  notice to the
holder of this Warrant at least ten (10) days prior to the date on which the Company closes its books or takes a record (A) with respect to any dividend or distribution upon the Common Stock, (B) with respect to any pro rata subscription offer to holders of Common Stock or (C) for determining rights to vote with respect to any Organic Change (as defined below), dissolution or liquidation, provided that such information shall be made known to the public prior to or in conjunction with such notice being provided to such holder.

                           (iii) The Company  will also give  written  notice to
the holder of this Warrant at least ten (10) days prior to the date on which any Organic Change, dissolution or liquidation will take place, provided that such information shall be made known to the public prior to or in conjunction with such notice being provided to such holder.

         Section   9.   PURCHASE   RIGHTS;   REORGANIZATION,   RECLASSIFICATION,
                        CONSOLIDATION, MERGER OR SALE.

                  (a) In addition to any adjustments pursuant to Section 8 above, if at any time the Company grants, issues or sells any Options, Convertible Securities or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of Common Stock (the "PURCHASE Rights"), then the holder of this Warrant will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of Common Stock acquirable upon complete exercise of this Warrant immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights, or, if no such record is taken, the date as of which the record holders of Common Stock are to be determined for the grant, issue or sale of such Purchase Rights.

                   (b) Any recapitalization, reorganization, reclassification, consolidation, merger, sale of all or substantially all of the Company's assets to another Person or other transaction in each case which is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets with respect to or in exchange for Common Stock is referred to herein as an "ORGANIC CHANGE". Prior to the consummation of any (i) sale of all or substantially all of the Company's assets to an acquiring Person or (ii) other Organic Change following which the Company is not a surviving entity, the Company will secure from the Person purchasing such assets or the successor resulting from such Organic Change (in each case, the "ACQUIRING ENTITY") a written agreement (in form and substance satisfactory to the holders of Warrants representing at least two-thirds of the Warrant Shares issuable upon exercise of the Warrants then outstanding) to deliver to each holder of Warrants in exchange for such Warrants, a security of the Acquiring Entity evidenced by a written instrument substantially similar in form and substance to this Warrant and satisfactory to the holders of the Warrants (including an adjusted warrant exercise price equal to the value for the Common Stock reflected by the terms of such consolidation, merger or sale, and exercisable for a corresponding number of shares of Common Stock acquirable and receivable upon exercise of the Warrants without regard to any limitations on exercise, if the value so reflected is less than any Applicable Warrant Exercise Price immediately prior to such consolidation, merger or sale). Prior to the consummation of any other Organic Change, the Company shall make appropriate provision (in form and substance satisfactory to the holders of Warrants representing a majority of the Warrant Shares issuable upon exercise of the Warrants then outstanding) to insure that each of the holders of the Warrants will thereafter have the right to acquire and receive in lieu of or in addition to (as the case may be) the Warrant Shares immediately theretofore issuable and receivable upon the exercise of such holder's Warrants (without regard to any limitations on exercise), such shares of stock, securities or assets that would have been issued or payable in such Organic Change with respect to or in exchange for the number of Warrant Shares which would have been issuable and receivable upon the exercise of such holder's Warrant as of the date of such Organic Change (without taking into account any limitations or restrictions on the exercisability of this Warrant).

         Section 11. LOST, STOLEN, MUTILATED OR DESTROYED WARRANT. If this Warrant is lost, stolen, mutilated or destroyed, the Company shall promptly, on receipt of an indemnification undertaking (or, in the case of a mutilated Warrant, the Warrant), issue a new Warrant of like denomination and tenor as this Warrant so lost, stolen, mutilated or destroyed.

         Section 12. NOTICE. Any notices, consents, waivers or other communications required or permitted to be given under the terms of this Warrant must be in writing and will be deemed to have been delivered: (i) upon receipt, when delivered personally; (ii) upon receipt, when sent by facsimile (provided confirmation of receipt is received by the sending party transmission is mechanically or electronically generated and kept on file by the sending party); or (iii) one Business Day after deposit with a nationally recognized overnight delivery service, in each case properly addressed to the party to receive the same. The addresses and facsimile numbers for such communications shall be:

         If to the Holder:
                  May Davis Group, Inc.
                  1 World Trade Center, Suite 8735
                  New York, NY 10048
                  Telephone: (212) 775-7400
                  Facsimile: (212) 775-8166
                  Attention: Michael Jacobs

         With Copy to:
                  Butler Gonzalez LLP
                  1000 Stuyvesant Avenue
                  Suite # 6
                  Union, NJ  07083
                  Telephone: (908) 810-8588
                  Facsimile: (908) 810-0873
                  Attention: David Gonzalez, Esq.

         If to the Company:
                  European Micro Holdings, Inc.
                  6073 N.W. 167th Street
                  Unit C-25
                  Miami, Fl 33015

                  Telephone: (305) 825-2458
                  Facsimile:   (305) 362-4854
                  Attention: John B. Gallagher, Co-President

         With a copy to:
                  Kirkpatrick & Lockhart
                  201 Biscayne Blvd.
                  Suite 2000
                  Miami, Fl  33131
                  Attention: Clayton Parker, Esq.
                  Telephone:        (305) 539-3306
                  Facsimile:        (305) 358-7095

Each party shall provide five days' prior written notice to the other party of any change in address or facsimile number. Written confirmation of receipt (A) given by the recipient of such notice, consent, facsimile, waiver or other communication, (or (B) provided by a nationally recognized overnight delivery service shall be rebuttable evidence of personal service, receipt by facsimile or receipt from a nationally recognized overnight delivery service in accordance with clause (i), (ii) or (iii) above, respectively.

         Section 13. DATE. The date of this Warrant is May ___, 2001. This Warrant, in all events, shall be wholly void and of no effect after the close of business on the Expiration Date.

         Section 14. AMENDMENT AND WAIVER. Except as otherwise provided herein, the provisions of the Warrants may be amended and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, only if the Company has obtained the written consent of the holders of Warrants representing at least two-thirds of the Warrant Shares issuable upon exercise of the Warrants then outstanding; provided that no such action may increase the Warrant Exercise Price or decrease the number of shares or class of stock obtainable upon exercise of any Warrant without the written consent of the holder of such Warrant.

         Section 15. DESCRIPTIVE HEADINGS; GOVERNING LAW. The descriptive headings of the several sections and paragraphs of this Warrant are inserted for convenience only and do not constitute a part of this Warrant. The corporate laws of the State of Nevada shall govern all issues concerning the relative rights of the Company and its stockholders. All other questions concerning the construction, validity, enforcement and interpretation of this Warrant shall be governed by the internal laws of the State of New York, without giving effect to any choice of law or conflict of law provision or rule (whether of the State of New York, or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of New York.


                            [SIGNATURE PAGE FOLLOWS]

         IN WITNESS WHEREOF, the Company has caused this Warrant to be signed by John B. Gallagher, its Co-President, as of May ___, 2001.


                                  EUROPEAN MICRO HOLDINGS, INC.

                                  By:
                                      ------------------------------
                                      Name: John B. Gallagher
                                      Title: Co-President

                              EXHIBIT A TO WARRANT

                                SUBSCRIPTION FORM

            TO BE EXECUTED BY THE REGISTERED HOLDER TO EXERCISE THIS
                      WARRANT EUROPEAN MICRO HOLDINGS, INC.

         The undersigned holder hereby exercises the right to purchase _________________ of the shares of Common Stock ("WARRANT SHARES") of European Micro Holdings, Inc., a Nevada corporation (the "COMPANY"), evidenced by the attached Warrant (the "Warrant"). Capitalized terms used herein and not otherwise defined shall have the respective meanings set forth in the Warrant.

         1. Form of Warrant Exercise Price. The Holder intends that payment of the Warrant Exercise Price shall be made as:

          ____________       a "CASH  EXERCISE" with respect to ________________
                             Warrant Shares.

         2. Payment of Warrant Exercise Price. In the event that the holder has elected a Cash Exercise with respect to some or all of the Warrant Shares to be issued pursuant hereto, the holder shall pay the sum of $___________________ to the Company in accordance with the terms of the Warrant.

         3. Delivery of Warrant Shares. The Company shall deliver to the holder __________ Warrant Shares in accordance with the terms of the Warrant.

Date: _______________ __, ______



   Name of Registered Holder


By:
         -----------------------------------
         Name:
         Title:

                             EXHIBIT B TO WARRANT

                            FORM OF WARRANT POWER


         FOR VALUE RECEIVED, the undersigned does hereby assign and transfer to ________________, Federal Identification No. __________, a warrant to purchase
____________ shares of the capital stock of European Micro Holdings, Inc., a Nevada corporation, represented by warrant certificate no. _____, standing in the name of the undersigned on the books of said corporation. The undersigned does hereby irrevocably constitute and appoint ______________, attorney to transfer the warrants of said corporation, with full power of substitution in the premises.


         Dated:  _________, ____





                                            ------------------------------------

                                            By:
                                                --------------------------------
                                            Its:
                                                --------------------------------