Form 10KSB
period 2001-06-30
EUROPEAN MICRO HOLDINGS INC
filed 2006-10-12
CIK 1052914

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-23949

EUROPEAN MICRO HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	65-0803752
(State or Other Jurisdiction	(I.R.S. Employer Identification Number)
of Incorporation or Organization)

450 Fairway Drive, Suite 105, Deerfield Beach, Florida	33441
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (954) 596-0249

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on [July 31, 2006[ was $46,478 based on the average bid and asked prices on such date of $0.03.

The Registrant had 5,029,667 shares of Common Stock, par value $0.01 per share, outstanding on [July 31, 2006].

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.DESCRIPTION OF BUSINESS.

GENERAL DESCRIPTION OF BUSINESS

Forward-Looking Statements and Associated Risks. This filing contains forward-looking statements, including statements regarding  European Micro Holdings, Inc.’s (“European Micro” or the “Company”) projections on the amount and timing of liquidating distribution. In addition, when used in this filing, the words “believes,” “anticipates,” “intends,” “in anticipation of,” “expects,” and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Unless the context otherwise requires and except as otherwise specified, references herein to “European Micro” or the “Company” include European Micro Holdings, Inc. and its five wholly-owned subsidiaries, European Micro Plc, a company organized under the laws of the United Kingdom (“European Micro UK”), Nor’Easter Micro, Inc., a Nevada corporation (“Nor’Easter”), Colchester Enterprise Pte. Ltd., a company organized under the laws of Singapore (“Colchester), American Micro Computer Center, Inc., a Florida corporation (“American Micro”), Engenis.com Ltd., a company organized under the laws of the United Kingdom (“Engenis”), (collectively, the five wholly-owned subsidiaries are referred to as the “Subsidiaries”).

Overview

The Company was an independent distributor of microcomputer products, including personal computers, memory modules, disc drives and networking products, to customers mainly in Western Europe and to customers and related parties in the United States and Asia. The Company’s customers consisted of value-added resellers, corporate resellers, retailers, direct marketers and distributors. The Company generally did not sell to end-users. The Company monitored the geographic pricing strategies related to such products, currency fluctuations and product availability in an attempt to obtain inventory at favorable prices from other distributors, resellers and wholesalers.

As described in more detail below, during July, 2001 the management approved a plan for the liquidation and eventual sale or dissolution of the Company. Accordingly, we are engaged in an ongoing orderly liquidation of our assets.

European Micro Holdings, Inc. was organized under the laws of the State of Nevada in December 1997 and is the parent of European Micro UK and Nor’Easter. European Micro Holdings, Inc. was formerly the parent of Colchester, American Micro and Engenis. European Micro UK was organized under the laws of the United Kingdom in 1991 to serve as an independent distributor of microcomputer products to customers mainly in Western Europe and to related parties in the United States. Nor’Easter was organized under the laws of the State of Nevada on December 26, 1997 to serve as an independent distributor of microcomputer products in the United States. Colchester was organized under the laws of Singapore in November 1998 to serve as an independent distributor of microcomputer products in Asia. American Micro was organized under the laws of the State of Florida on June 24, 1999 to acquire AMCC and to serve as an independent distributor of microcomputer products in the United States. Premier Pages, Ltd. was formed on January 28, 2000 and later changed their name to Engenis.com Ltd on June 23, 2000. Engenis.com Ltd. was formed under the laws of the United Kingdom to serve as a business-to-business electronic commerce trading company.

European Micro UK was formerly the parent of European Micro GmbH (“European Micro Germany”), Sunbelt and European Micro B.V. (“European Micro Holland”) and has a 50% joint venture interest in Big Blue Europe, B.V. (“Big Blue Europe”). European Micro Germany was organized under the laws of Germany in 1993 and operates as a sales office in Düsseldorf, Germany. As of August 2000, the Company closed the sales operations of European Micro Germany. Sunbelt was a company registered in England and Wales, which was established in 1992 and based in Wimbledon, England. Sunbelt operated as a distributor of microcomputer products to dealers, value-added resellers and mass merchants throughout Western Europe. Except for the distribution of its Nova brand products (which was discontinued effective January 2000), Sunbelt’s distribution operations were integrated with and into the operations of European Micro UK. European Micro Holland was organized under the laws of Holland in 1995, and operated as a sales office near Amsterdam, Holland. Big Blue Europe was organized under the laws of Holland in January 1997 and was a computer parts distributor with offices located near Amsterdam, Holland, selling primarily to computer maintenance companies. Big Blue Europe has no affiliation with International Business Machines Corporation.

European Micro Holding’s headquarters are located at 450 Fairway Drive, Suite 105, Deerfield Beach, Florida 33441, and its telephone number is (954) 596-0249.

Industry

The microcomputer products industry had grown significantly in the late 1990’s, primarily due to increasing worldwide demand for computer products and the use of distribution channels by manufacturers for the distribution of products. There are two traditional distribution channels in the microcomputer industry: (i) those that sell directly to end-users (“resellers”) and (ii) those that sell to resellers (“distributors”). Distributors generally purchase a wide range of products in bulk directly from manufacturers and then ship products in smaller quantities to many different types of resellers, which typically include dealers, value-added resellers, system integrators, mail order resellers, computer products superstores and mass merchants. European Micro was an independent distributor and generally did not purchase products directly from manufacturers but purchased from other distributors.

Most manufacturers have implemented direct sales business models and reduced the number of distributors to which they distribute product. These efforts have been facilitated by the use of the Internet, among other things, and reduced the availability of products in the surplus or after-market. The Company had historically relied upon the surplus or after-market to obtain products for resale. In anticipation of these trends continuing for the foreseeable future, and the liquidity problems faced by the Company, the Board approved a plan of liquidation.

Strategy

The Company’s objectives are to proceed with an orderly liquidation of all assets. On September 1, 2001 the notes payable to the former American Micro shareholders were settled by transfer of all American Micro shares from European Micro Holdings to the former American Micro shareholders. The Company has to date liquidated Nor’Easter, Colchester and European Micro UK.

Products and Customers

The Company’s sales consisted of computer hardware products, such as personal computers, memory modules, disc drives and networking products, which were sold to value-added resellers, corporate resellers, retailers, direct marketers and distributors. The Company’s customers typically relied on distributors as their principal source of microcomputer products.

The Company typically purchased its products from distributors and other suppliers in large quantities. As a focused distributor, the Company focused on a limited and select group of products from a limited and select group of high quality manufacturers. As a result, the Company carried fewer individual products from fewer manufacturers than broadline distributors. The Company financed a significant portion of its total sales by extending trade credit. The Company attempted to minimize the risk of such credit by, among other things, monitoring the credit worthiness of its customers and insuring some of its accounts receivable. European Micro UK had sought to insure substantially all of its accounts receivable. Nor’Easter, Colchester and American Micro generally did not insure their accounts receivable.

The Company’s operations involved a single industry segment, the distribution of microcomputer products. Historically, the Company operated in one geographic area—the United Kingdom—and exported products from the United Kingdom to other European countries and to related parties in the United States. With the addition of Nor’Easter and American Micro in the United States, and the addition of Colchester in Singapore, the Company’s sales to third parties in the United States and Asia increased.

The Company’s net sales from operations outside the United States were primarily denominated in currencies other than United States dollar. Accordingly, the Company’s operations outside the United States imposed risks upon its business as a result of exchange rate fluctuations.

Sources of Supply

The Company obtained its products from distributors and other suppliers throughout the world in an attempt to obtain products at favorable prices while also maintaining continuity of supply. The Company generally made its purchases based on the most favorable combination of prices, quantities and product selection, and therefore its suppliers were constantly changing. The Company did not generally obtain products directly from manufacturers and generally did not enter into any long-term or distribution agreements with its suppliers. In some cases suppliers were also customers.

Suppliers delivered products against purchase orders tendered by the Company. The Company often requested specific delivery dates in its purchase orders and lead times for delivery from suppliers are typically short. Delivery was, however, subject to availability. From time to time the Company experienced delivery delays and inventory shortages.

Sales and Marketing

In order to address the individual customs, practices and business conventions in the countries in which the Company operated, the Company employed a sales staff conversant in Chinese, Dutch, English, French, German, Italian and Spanish and with a general knowledge of the applicable markets. Oversight and strategic direction were provided by senior management of the Company.

Sales. The Company marketed its products to distributors and resellers, not end-users. The Company’s customers typically placed orders through a sales representative

Marketing. The Company’s marketing department monitored and evaluated national market trends, price movements and changes in product specifications. It was also responsible for developing and implementing the Company’s advertising programs.

Competition

The Company operated in an industry which is characterized by intense competition based on price, product availability and delivery times. Its competitors included manufacturers and international distributors. Some competitors had greater financial and administrative resources than the Company.

Intellectual Property

The Company was attempting to build a brand name in the microcomputer industry. To that end, the Company had applied for trademark protection both in the United Kingdom and within the European Community. The following is a summary of the trademarks which the Company has applied for:

Trademark	Class(1)	No.	Applicant	Date of Filing	Comments
European Micro	9	438689	European Micro UK	12-23-96	U.K. Trademark granted
European Micro [Plc] & Logo	9	2119204	European Micro UK	12-20-96	U.K. Trademark granted
Premier Dealers Club & Logo	9	2152310	European Micro UK	11-29-97	U.K. Trademark granted

(1) Class 9 covers computer software, computer peripherals, parts and accessories for all such goods.

Employees

On July 31, 2006 the Company had three employees.

ITEM 2.DESCRIPTION OF PROPERTIES.

The corporate headquarters of European Micro Holdings, Inc. is located in Deerfield Beach, Florida. Approximately 350 square feet was dedicated to management offices.

European Micro’s facilities as of June 30, 2001 are described below:

Location	Square Feet	Lease Expiration
Manchester, UK(warehouse)(1)	8,000	2002
Manchester, UK (offices)(1)	7,734	N/A
Düsseldorf, Germany (offices)(2)	1,360	2005
Amsterdam, Netherlands (offices and warehouse)(3)	18,000	2002
Singapore (office)(4)	500	2001
Miami, Florida (offices and warehouse)(5 & 6)	6,500	2002
Nashville, Tennessee (offices)(6)	350	2001
Wimbledon, UK (offices and warehouse)(7)	5,813	2008
Portsmouth, New Hampshire (offices and warehouse)(8)	7,700	2005

(1)	European Micro UK

(2)	European Micro Germany

(3)	European Micro Holland & Big Blue Europe 50% Joint Venture

(4)	Colchester

(5)	American Micro

(6)	European Micro Holdings, Inc.

(7)	Sunbelt

(8)	Nor’Easter

During the liquidation process, all leased properties have been vacated and the lease expired or a settlement was reached with the lessor.

On July 16, 1999, European Micro UK purchased the office building in which they had previously been leasing space for 1,705,000 pounds sterling ($2,405,000 at June 30, 2001). The purchase price was financed in part by a loan in the amount of 1,312,000 pounds sterling ($1,851,000 at June 30, 2001) at an annual interest rate of 7.6%, payable over ten years. The total square footage of the building was 11,603, of which approximately one-fourth of the building was being leased to unrelated third parties at June 30, 2001. European Micro UK sold the office building effective March 31, 2002 for 1,510,000 pounds sterling ($2,143,000 at March 31, 2002). The proceeds were released from escrow on April 5, 2002, at which time the mortgage loan note secured by the office building plus accrued interest was paid in full in the amount of 1,102,000 pounds sterling ($1,573,000 at April 6, 2002). The remaining proceeds of 369,000 pounds sterling ($527,000 at April 6, 2002), after commissions and legal fees of 39,000 pounds sterling, were paid down on the related party note payable to Harry Shields.

ITEM 3. LEGAL PROCEEDINGS.

On November 12, 1999, Jeffrey and Marie Alnwick (the “Alnwicks”) and a New York corporation, Big Blue Products, commenced an action individually and derivatively for the Dutch company, Big Blue Europe, against the Company and its founders and officers, John B. Gallagher and Harry D. Shields in the United States District Court, Eastern District of New York, Jeffrey Alnwick and Marie Alnwick v. European Micro Holdings, Inc., Eastern District of New York, Docket No. 99 CV 7380 (the “Alnwick Litigation”).

In October 2003, the Company and its affiliated defendants entered into a settlement agreement whereby the plaintiffs discontinued the litigation and released all claims against the defendants. The parties bore their own legal costs and expenses and exchanged mutual releases.

In January 2001, Nor’Easter sued Arlington Computer Products, Inc. (“Arlington”) in the Superior Court of Rockingham County, New Hampshire, for breach of an agreement to pay for the purchase of laptop computers. Nor’Easter subsequently sued Arlington in the Circuit Court of Lake County, Illinois, to enforce a judgment obtained in the New Hampshire Litigation. In addition, Arlington sued Nor’Easter in the United States District Court for the Northern District of Illinois for breach of an agreement to sell Compaq computer memory modules. Nor’Easter filed a third party complaint in the Federal Litigation against Origin Micro, Inc. (“Origin”) for breach of an agreement to sell Compaq computer memory modules.

In June 2002, Nor’Easter and Arlington entered into a settlement agreement whereby Arlington paid Nor’Easter the sum of $52,556 and both parties discontinued the litigation and released all claims against each other. In July 2002, Nor’Easter and Origin entered into a settlement agreement whereby Origin paid Nor’Easter the sum of $49,000 and both parties discontinued the litigation and released all claims.

In December 2001, a former shareholder of Sunbelt served a statutory demand upon European Micro Plc in the sum of 92,710 pounds sterling. This sum was subsequently reduced to 73,940 pounds sterling. On April 19, 2002 Judge Kershaw QC granted the European Micro Plc an injunction preventing the former shareholder from presenting a petition in this sum based upon the statutory demand. On July 31, 2002 the Court of Appeal dismissed European Micro Plc’s claim and ordered the costs to be paid. In August 2003, the debt plus costs and interest owed the former shareholder of Sunbelt was assigned to Harry Shields, a shareholder of European Micro Holdings, Inc., for the sum of 107,000 pounds sterling.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s shares of Common Stock began trading on the Nasdaq National Market on June 12, 1998, under the symbol “EMCC.” On April 20, 2001, the Company received a Nasdaq Staff Determination Letter stating that the Company's common stock failed to maintain a minimum market value of public float of $5.0 million. As a result, the Company's common stock was delisted from the Nasdaq Stock Market on April 27, 2001. The Company's common stock is now quoted on the pink sheets. In the chart below all quarterly high and low figures are from the Nasdaq Stock Market except for the fourth quarter (April 2001 to June 2001), which is from the Over-the-Counter Bulletin Board and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The Company’s high and low bid prices by quarter during fiscal 2001and 2000 are presented as follows:

	Fiscal Year 2001
	High	Low
First Quarter (July 2000 to September 2000)	$9.125	$3.00
Second Quarter (October 2000 to December 2000)	6.00	1.0625
Third Quarter (January 2001 to March 2001)	3.625	0.84
Fourth Quarter (April 2001 to June 2001)	1.1	0.10

	Fiscal Year 2000
	High	Low
First Quarter (July 1999 to September 1999)	$10.25	$6.50
Second Quarter (October 1999 to December 1999)	8.875	4.031
Third Quarter (January 2000 to March 2000)	16.50	5.00
Fourth Quarter (April 2000 to June 2000)	11.625	2.50

On July 31, 2006, the Company had approximately 117 shareholders of record.

Dividends

During the fiscal years ended June 30, 2001 and 2000, no dividends were declared or paid. The Company declared a dividend in the aggregate amount of $200,000 on the outstanding shares of Common Stock of record as of August 1, 2005. The dividend was paid on September 1, 2005. The Company currently intends to proceed with the orderly liquidation of its assets.

Recent Sales of Unregistered Securities

None.
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this filing.

Certain statements within this Item and throughout this Annual Report on Form 10-KSB and the documents incorporated herein are “forward-looking statements” as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected.

Critical Accounting Estimates

The following is a discussion of the accounting estimates that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. The Company recognized an impairment of goodwill and intangible assets of $4,387,000, for the year ended June 30, 2001.

Years Ended June 30, 2001 and 2000

Total Net Sales. Total net sales decreased $21.4 million, or 18.5%, from $115.5 million in the year ended June 30, 2000 to $94.1 million in the comparable period in 2001. Excluding net sales to related parties, net sales decreased $19.2 million, or 17%, from $113.1 million in the year ended June 30, 2000 to $93.9 million in the comparable period in 2001. This decrease was attributable to a reduction of $13 million from European Micro UK’s sales, a reduction of $2.0 million in Nor’Easter’s sales, a reduction of $2.0 million in Colchester’s sales and a reduction of $2.2 million in American Micro’s sales. The decrease in sales is a result of lower quantities of product available in the surplus or aftermarket supply channel and the closure of Nor’Easter’s operations in April 2001. Due to liquidity problems, operations at European Micro UK and Colchester were terminated during the first half of fiscal 2002. In addition, American Micro was transferred back to its original shareholders on September 1, 2001, in settlement of notes payable. As a result of these closures and transfers, the Company ceased generating revenue during the first half of fiscal 2002.

Net sales to related parties decreased $2.2 million from $2.4 million in the year ended June 30, 2000 to $213,000 in the comparable period in 2001. This decrease is attributable to sales to Technology Express decreasing as product availability decreased.

Gross Profit. Gross profit decreased $3.4 million or 29.7%, from $11.4 million in the year ended June 30, 2000 to $8.0 million in the comparable period in 2001. Gross profit excluding related party transactions decreased $3.3 million or 29.5%, from $11.3 million in the year ended June 30, 2000 to $8.0 million in the comparable period in 2001. This decrease is primarily due to lower sales volume accompanied with lower margins and inventory write-off due to the closing of Nor’Easter Micro.

Gross margins decreased from 9.8% in the year ended June 30, 2000 to 8.5% in the comparable period in 2001. This decrease is primarily due to lower selling prices and gross margin on most products during the fiscal year.

Operating Expenses. Operating expenses as a percentage of total net sales increased from 12.2% in the year ended June 30, 2000 to 17% in the comparable period in 2001. This increase was the result of a decrease in total net sales and increases in operating expenses, primarily caused by the legal expenses incurred by the Company in connection with the Big Blue lawsuit and the write-off of goodwill related to the Sunbelt and American Micro acquisitions.

Interest Expense. Interest expense increased by $119,000 from $964,000 in the year ended June 30, 2000 to $1.1 million in the comparable period in 2001. This was attributable to increased borrowings during the period because of increased average accounts receivable and inventory balances, the purchase of the office building and the acquisitions of Sunbelt and AMCC.

Interest in Unconsolidated Subsidiary. Due to the continued uncertainty of the outcome of the lawsuit and the difficulties of managing operations of Big Blue Europe during the dispute, the Company recorded during the three-month period ended September 30, 2000 an additional $252,000 provision for doubtful accounts related to the notes receivable owed to the Company. During December 2000, the Company and the Alnwicks entered into a liquidation agreement in which Big Blue Europe would cease operations and liquidate all assets and liabilities. As of December 31, 2000, all operations ceased and a liquidator was appointed by the court. As part of the liquidation the Company and the Alnwicks had both advanced $85,000 to the liquidator. As of June 30, 2001, the Company believes the $85,000 that was advanced will not be recovered and, therefore, a valuation allowance was established for the $85,000.

Income Taxes. The Company recorded a tax benefit related to the losses at European Micro UK, however the Company has not accrued a tax benefit for operating losses in the United States or Singapore as realization is not considered more likely than not.

Recent Accounting Pronouncements

Derivative instruments

SFAS No. 133, “Accounting for Derivate Instruments and Hedging Activities,” was issued in June 1998 and as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, an amendment of FASB No. 135, was issued June 2000. These statements have been adopted effective July 1, 2000, but have not materially impacted the Company’s consolidated financial statements. These standards establish accounting and reporting standards for derivative instruments and hedging activities.

Consolidation of Variable Interest Entities

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. This interpretation has not been retroactively applied to the June 30, 2001 Consolidated Financial Statements.

In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

Business Combinations

Statement No. 141, “Business Combinations” supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

Goodwill and Other Intangible Assets

Statement No. 142, “Goodwill and Other Intangible Assets” supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted. The Company has recognized impairment of 100% of the goodwill from its acquisitions as of June 30, 2001. See Note 6 for details.

Accounting for Asset Retirement Obligations

Statement No. 143 “Accounting for Asset Retirement Obligations” establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of the statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001. The Company has impaired long lived assets as of June 30, 2001 per the provisions established by SFAS 144. See Note 5 for details.

Debt extinguishments

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The Company has not adopted early application of this standard and does not believe that early adoption would have a material effect on these financial statements.

Accounting for Restructuring Costs

In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”. The remaining provisions of this Statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

Loan Commitments Accounted for as Derivative Instruments

In March 2004, the U.S. Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin (“SAB”) No. 105, “Loan Commitments Accounted for as Derivative Instruments”. This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

Accounting for Nonmonetary Transactions

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, earlier application is permitted. The Company has determined that SFAS No. 153 did not have any impact on its financial statement presentation or disclosures.

Accounting for changes in accounting principles

In May 2005, the FASB issued SFAS No. 154 that establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of SFAS No. 154 will have a material impact on the Company’s financial condition or results of operations.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s financial condition or results of operations.

Seasonality

The Company typically experienced variations in its total net sales and net income on a quarterly basis as a result of many factors. These included, but were not limited to, seasonal variations in demand for the products and services offered by the Company, the introduction of new hardware and software technologies and products offering improved features and functionality, the introduction of new products and services by the Company and its competitors, the loss or consolidation of a significant supplier or customer, changes in the level of operating expenses, inventory adjustments, product supply constraints, competitive conditions including pricing, interest rate fluctuations, the impact of acquisitions, currency fluctuations and general economic conditions. Historical operating results included a reduction in demand in Europe during the summer months.

Liquidity and Capital Resources

The Company’s primary cash requirements were for operating expenses, funding accounts receivable, the purchase of inventory to support operations, taking greater advantage of available cash discounts offered by certain of the Company’s suppliers for early payment, acquisitions and debt service. The Company had historically funded these cash requirements through a combination of loans, internally generated cash flow and the net proceeds of its initial public offering.

General. The Company had suffered operating losses in fiscal 2000 and 2001. Ongoing legal costs associated with the litigation related to Big Blue Europe, the costs associated with the Company’s electronic commerce strategy, increases in general overhead costs, and increased interest expense due primarily to increased borrowings, coupled with decreasing sales volumes and gross profit margins, negatively impacted operating results. These factors resulted in the noncompliance of the financial covenants of the Company’s loan agreements. Due to these operating results and the covenant violations, the lender on the American Micro and Nor'Easter lines of credit and the European Micro Holdings, Inc. term loan demanded repayment of the Nor'Easter line of credit before June 15, 2001 and the American Micro line of credit and the European Micro Holdings term loan by August 15, 2001. As a result, during April 2001, the Company decided to cease operations at Nor’Easter and during June 2001, the Company decided to cease operation at Colchester. The Nor’Easter line of credit was repaid on June 15, 2001. The American Micro line of credit was repaid during May 2001. The European Micro Holdings term loan was repaid on August 20, 2001.

The contingent earn-out payment of the American Micro acquisition relating to two times the after tax earnings for calendar year 2000 of approximately $1,839,000 was due to the former American Micro shareholders. As a result of financial restrictions imposed by the lender on the American Micro and Nor’Easter lines of credit, on February 20, 2001, the Company delivered two Secured Promissory Notes (“Notes”) to the former American Micro shareholders in the original amount of $823,712 each. The Notes called for monthly principal payments of $50,000, plus interest at 8% commencing April 1, 2001, subject to financial covenant restrictions. Each Note was due in full within (30) days of the satisfaction of the American Micro and Nor’Easter lines of credit. On July 15, 2001, the Company notified the former American Micro shareholders that it would be unable to meet its obligations under each Note. After the repayment of the American Micro and Nor’Easter lines of credit along with the repayment of the European Micro Holdings, Inc. term loan, the Company was no longer restricted from performing its obligations to the American Micro shareholders. On August 22, 2001 the former American Micro shareholders demanded full payment of the Notes. On September 1, 2001 the notes payable to the former American Micro shareholders were settled by transfer of all American Micro shares from European Micro Holdings to the former American Micro shareholders.

Another factor that negatively impacted the Company’s liquidity was the terms of the borrowing arrangements of European Micro UK. European Micro UK’s borrowing capacity was subject to termination by the lender at the lender’s sole discretion. During August, 2001 the lender on the European Micro UK’s line of credit demanded repayment. European Micro UK was able to repay the line of credit with a loan from a significant shareholder.

Hence, with the complete termination of all lines of credit available to the Company, the closures of Nor’easter and Colchester and the loss of American Micro, the Company had no alternative but to proceed with a complete liquidation of all assets. On July 12, 2005, the Company declared a cash dividend in the aggregate amount of $200,000 on the issued and outstanding shares of Common Stock held by shareholders of record as of August 1, 2005. The dividend was paid on September 1, 2005. As of July 31, 2006, liquidation is almost complete with the only asset being cash in the approximate amount of $20,000.

Long-Term Capital. The Company’s long-term capital needs were historically met from the sales of securities and long-term borrowings. Certain long-term funding was supplied to the Company in the form of capital lease agreements and term loans. The lease agreements were secured by vehicles owned by the Company. As of June 30, 2001, the borrowings were $161,000, of which $94,000 was due after more than one year.

On October 28, 1999, the Company obtained a $1.5 million term loan. The term loan agreement was with the same lender as the Nor’easter Micro and American Micro line of credit facilities discussed above. Further, the term loan credit agreement contained similar loan covenant requirements. The term loan was to be repaid with quarterly payments of $125,000 over three years. The term loan bore interest at the one-month LIBOR plus two and one-quarter percentage points (2.25%). One-month LIBOR at June 30, 2001 was 3.8625%. Seven payments were made, bringing the balance down to $625,000 at June 30, 2001. The term loan was secured by substantially all of the assets of the Company. As partial security for this loan, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. In addition, Mr. Shields pledged personal assets as additional collateral and further agreed to maintain certain personal financial statement liquidity levels. As described above, the Company was not in compliance with loan covenants for the June 30, 2001 reporting period. This term loan was repaid on August 20, 2001.

On July 1, 1999, the Company acquired AMCC for a purchase price of $1,131,00, plus an earn-out. The portion of the purchase price paid at closing was funded through the Company’s working capital. The contingent earn-out payment relating to two times the after tax earnings for calendar year 1999 of approximately $600,000 was paid in March 2000. Pursuant to the original merger agreement, the remaining earn-out portion was to be due no later than May 1, 2001.

On July 16, 1999, European Micro UK purchased the office building in which it had previously been leasing space for 1,705,000 pounds sterling ($2,405,000 at June 30, 2001). The purchase price was financed in part by a loan in the amount of 1,312,000 pounds sterling ($1,851,000 at June 30, 2001). This loan called for monthly payments of principal and interest in the amount of 15,588 pounds sterling ($21,988 at June 30, 2001) and would have matured in July 2009. The mortgage loan note bore interest at a fixed rate of 7.6%. The mortgage loan note included certain financial and non-financial covenants and restrictions. The agreement also contained a provision whereby the lender could have declared a default based on subjective criteria. The financial covenants were measured using the financial results of European Micro UK as of each fiscal year end. Based upon European Micro UK’s fiscal year end operating results, European Micro UK was out of compliance with one of the covenant requirements at June 30, 2001. The Company was not able to obtain a waiver of this non-compliance. Therefore, the total amount outstanding under the mortgage loan note was reflected in current maturities of long term debt at June 30, 2001.

On August 24, 2000, European Micro Holdings, Inc. entered into an Equity Line of Credit (the “Equity Credit Line”). The Company raised $50,000 by issuing 25,020 shares of common stock under the Equity Credit Line. The Company and the investor agreed to terminate the Equity Credit Line effective May 15, 2001. In connection with such termination, all outstanding warrants held by the investor and the placement agent were terminated. The Company agreed to issue the placement agent warrants to purchase 500,000 shares of common stock at $5.00 per share, which warrants become exercisable only if the closing bid price of such common stock is $4.00 per share or more for ten consecutive trading days. These warrants expired on August 23, 2005. Since the closing bid price of the common stock was never $4.00 for ten consecutive trading days, the warrants never became exercisable, and as such no expense was recognized.

On May 15, 2001, the Company also terminated a consulting agreement that was entered into in connection with the Equity Credit Line. On August 8, 2000, under the consulting arrangement, the Company issued to the consultant options to purchase 100,000 shares of its common stock at an exercise price of $4.55. In connection with the termination, the options issued to this consultant were terminated. The Company expensed $105,000 of the value in the year ended June 30, 2001.

Currency Risk Management

Reporting Currency. European Micro Holding’s, Nor’Easter’s and American Micro’s reporting and functional currency, as defined by Statement of Financial Accounting Standards No. 52, was the U.S. dollar. The functional currency of European Micro UK was the U.K. pound sterling and Colchester was the Singapore dollar. European Micro UK and Colchester translate into the reporting currency by measuring assets and liabilities using the exchange rates in effect at the balance sheet date and results of operations using the average exchange rates prevailing during the period.

Hedging and Currency Management Activities. The Company occasionally hedged to guard against currency fluctuations between the U.K. pound sterling and the U.S. dollar.
ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company appear beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 28, 2000, KPMG was dismissed as the independent certified public accountants for the Company. On the same day, BDO Seidman was engaged as the Company’s independent certified public accountants. On January 5, 2001, the Company filed a Form 8-K, which disclosed that the Company dismissed KPMG LLP as its independent certified public accountant effective December 28, 2000.

On February 12, 2004, the Company chose to engage the accounting firm of Weinberg and Company, P.A. to serve as independent certified public accountants. On November 11, 2005, the Company filed a Form 8-K, which disclosed that the Company dismissed BDO Seidman as its independent certified public accountant effective February 12, 2004. The dismissal of KPMG and BDO Seidman was not in connection with any dispute over accounting practices or the Company's financial statements or reporting; management believed that it would be more economical and in their best interest to retain a local independent registered public accounting firm.

Item 8A. Controls And Procedures

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-KSB.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s fourth fiscal quarter ended June 30, 2001, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

Item 8B. Other Information

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Board of Directors of the Company consists of six seats, divided into three classes of two members each. The terms of office of the three classes of directors (Class I, Class II and Class III) end in successive years. Currently there are four vacancies, two in Class I and two in Class II. Pursuant to the Company’s bylaws, a majority of the remaining two members of the Board may appoint successors to fill the vacancies.
Class III Directors—Present Term
John B. Gallagher Age 51
Mr. Gallagher is co-founder of the Company and European Micro Plc, a wholly-owned subsidiary of the Company. He has served as Co-Chairman, Co-President and Director of the Company since it was formed in December 1997. Mr. Gallagher has also served as Co-Chairman and Director of European Micro Plc since it was formed in 1991 and as President, Secretary, Treasurer and Director of American Micro Computer Center, Inc., a computer distributor, since 1999. Between 1989 and 1999, Mr. Gallagher served as President of American Surgical Supply Corp. of Florida d/b/a American Micro Computer Center until it was acquired by the Company in 1999 and changed its name to American Micro Computer Center, Inc. He was a Director and President of Ameritech Exports, a computer distributor, from 1992 to 1997. Mr. Gallagher is an attorney with a Bachelor of Arts and a Juris Doctorate from the University of Florida.

Harry D. Shields Age 56
Mr. Shields is co-founder of the Company and European Micro Plc, a wholly-owned subsidiary of the Company. He has served as Co-Chairman, Co-President and Director of the Company since it was formed in December 1997. Mr. Shields has also served as Co-Chairman and Director of European Micro Plc since it was formed in 1991. Mr. Shields had been Vice President and a Director of American Micro Computer Center, Inc. from its acquisition in 1999 to August 31, 2001. He served as President of Technology Express, a computer distributor, from 1986 to 2003, and was a Director of Ameritech Exports, a computer distributor, from 1992 to 1997. Mr. Shields has a Bachelor of Arts from DePaul University and a Masters of Science from the University of Tennessee.

Executive Officer

In addition to John B. Gallagher, Harry D. Shields, and Laurence Gilbert, who are listed above, the following individual is an executive officer of the Company:
Jay Nash Age 44

Mr. Nash has been Chief Financial Officer, Controller, Secretary and Treasurer of the Company since January 1998. He had also been Assistant Secretary and a Director of American Micro Computer Center, Inc. since 1999. He had served as Vice President of Technology Express, Inc., a computer distributor, since 1992 and was an accountant with Jacques Miller, a real estate firm, from 1986 to 1992 and KPMG LLP, an accounting firm, from 1983 to 1986. Mr. Nash is a Certified Public Accountant with a Bachelor of Science in Accounting from the University of Tennessee.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

Summary Compensation Table

The following table sets forth compensation information for the three fiscal years ended June 30, 2001 for the Company's Chief Executive Officers, the two other executive officers of the Company and two most highly compensated executive officers of European Micro Plc for Fiscal 2001.

		Annual Compensation			Long-Term Compensation
Name and Principal Position(s)	Fiscal Year	Salary	Bonus	Other Annual Compensation (1)	No. of Stock Options Granted (2)	All Other Compensation
John B. Gallagher	2001	$329,000(3)	$0	$0	0	$0
Co-Chairman and Co-President	2000	370,667(3)	0	0	0	0
	1999	225,000	100,000	0	0	0

Harry D. Shields	2001	$225,000	$0	$0	0	$0
Co-Chairman and Co-President	2000	266,667	0	0	0	0
	1999	225,000	100,000	0	0	0

Jay Nash	2001	$75,000	$0	$0	11,000	$0
Chief Financial Officer, Controller,	2000	54,167	5,000	0	0	0
Secretary and Treasurer	1999	50,000	5,000	0	0	0

Frank Cruz	2001	$111,688(3)	$0	$0	11,000	$0
Chief Operating Officer	2000	100,310(3)	15,000	0	0	0
	1999	45,000	10,000	28,030	0	0

Laurence Gilbert	2001	$123,020	$46,171	$21,270	26,000	$0
Managing Director (4)	2000	95,592	159,650	21,374	0	0
	1999	98,154	178,136	20,450	0	0

Bernadette Spofforth	2001	$0	$0	$0	0	$0
Director of Sales (5)	2000	95,592	208,383	23,858	0	0
	1999	49,077	322,987	23,329	0	0

(1) This consists primarily of employee benefits, including the use of a company owned car, pension plan and medical insurance.

(2) Options to purchase shares of common stock granted pursuant to the 1998 Incentive Plan. Messrs. Nash, Cruz and Gilbert were granted options to purchase shares of the Company’s common stock on August 21, 2000 and January 13, 2001.

(3) Mr. Gallagher’s salary includes an annual salary of $104,000 paid by American Micro Computer Center, Inc., a wholly-owned subsidiary of the Company, in Fiscal 2001 and 2000. Mr. Cruz’ salary also includes $29,093 paid by American Micro Computer Center, Inc.

(4) Mr. Gilbert was the Managing Director of European Micro Plc until May 31, 2001. He is no longer employed by European Micro Plc.

(5) Ms. Spofforth was the Director of Sales of European Micro Plc until June 25, 2000. She is no longer employed by European Micro Plc.

Option Grants in Fiscal 2001

On August 21, 2000, Messrs. Nash, Cruz and Gilbert received options to purchase 5,000, 5,000 and 20,000 shares, respectively, at an exercise price of $7.0625 per share. These options vested 25% on August 21, 2000, 25% on February 21, 2001, 25% on August 21, 2001 and 25% on February 21, 2002. These options have a ten-year term. On January 13, 2001, Messrs. Nash, Cruz and Gilbert received options to purchase 6,000 shares each, at an exercise price of $2.00 per share.

Option Exercises and Values for Fiscal 2001

The following table sets forth information with respect to option exercises during Fiscal 2001 by each of the named executive officers who hold options and the status of their options at June 30, 2001.

			No. of Unexercised Options at June 30, 2001		Value of Unexercised In-The-Money Options at June 30, 2001
Name	Shares Acquired on Exercise (#)	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable(1)
Jay Nash	-0-	-0-	11,000	10,000	-0-	$0
Frank Cruz	-0-	-0-	11,000	10,000	-0-	0
Laurence Gilbert	-0-	-0-	22,250	28,750	-0-	0

(1) None of the options were in-the-money as of June 30, 2001.

Employment Agreements

Employment Agreements with the Chief Executive Officers. The Company entered into five-year employment agreements with each of Messrs. Gallagher and Shields. Pursuant to the agreements, each executive was employed as Co-Chairman and Co-President of the Company. These agreements were effective as of January 1, 1998, and each provided for initial annual base salaries of $175,000, plus annual cost of living adjustments and other increases to be determined at any time or from time to time by the Board of Directors or any committee thereof. On January 31, 1999, the annual base salaries for each of Messrs. Gallagher and Shields were increased to $275,000. Effective May 1, 2000, Messrs. Gallagher and Shields voluntarily decreased their annual base salaries from $275,000 to $225,000. Effective July 1, 2001, Messrs. Gallagher and Shields voluntarily waived payment of their base salaries. Furthermore, effective August 31, 2001, Messrs. Gallagher and Shields terminated their employment agreements and permanently released the Company from its obligation to pay past due compensation for the prior two months.

On July 1, 1999, Mr. Gallagher entered into a two-year employment agreement with American Micro Computer Center, Inc., a wholly-owned subsidiary of the Company (“American Micro”). Pursuant to this agreement, Mr. Gallagher was employed as President of American Micro. This agreement provided for an annual base salary of $104,000, which was in addition to the annual base salary paid by the Company. Effective August 31, 2001, Mr. Gallagher terminated the employment agreement with American Micro.

Employment Agreements with Other Named Executive Officers. European Micro Plc entered into an employment agreement with Mr. Laurence Gilbert. Pursuant to the agreement, Mr. Gilbert was employed as Managing Director of European Micro Plc. Mr. Gilbert’s agreement was effective January 1, 1998, and was terminated on May 31, 2001. Neither Jay Nash nor Frank Cruz had employment agreements with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Directors and Executive Officers

The following table shows the amount of common stock of the Company beneficially owned by the Company’s directors, the executive officers named in the Summary Compensation Table below and by all directors and executive officers as a group as of July 31, 2006. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of July 31, 2006, the Company had 5,029,667 shares of common stock outstanding.

Name and Address	Shares Beneficially Owned	Acquirable Within 60 Days(1)	Percent of Class
John B. Gallagher	1,900,000	—	37.8%
Harry D. Shields	1,577,696	—	31.4%
Jay Nash	—	11,000	*
Frank Cruz	—	11,000	*
Laurence Gilbert	—	22,250	*
Kyle Saxon	2,700	21,250	*
Barrett Sutton	—	21,250	*
All officers and directors as a group	3,480,396	86,750	69.2%

* Indicates that the ownership percent is less than one percent (1%).

(1)	Reflects the number of shares that could be purchased by exercise of options within 60 days thereafter under the Company’s 1998 Stock Incentive Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Except as noted below, based upon a review of filings with the Securities and Exchange Commission, the Company believes that all of the Company’s directors and executive officers complied during Fiscal 2001 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934. Pursuant to the 1998 Stock Incentive Plan, non-employee directors receive options to purchase 5,000 shares of common stock on each anniversary of their election to the Board. Messrs. Sutton and Saxon, non-employee directors, received option agreements evidencing these options on May 1, 2000 and filed a Statement of Changes in Beneficial Ownership on Form 4 on May 2, 2000 and May 3, 2000, respectively. Messrs. Sutton and Saxon were entitled to such options on February 13, 2000 and January 13, 2000, respectively. As such, Messrs. Sutton and Saxon may have been required to file a Statement of Changes in Beneficial Ownership on Form 4 by March 10, 2000 and February 10, 2000, respectively. In addition, Mr. Saxon purchased a total of 1,700 shares of common stock between December 23, 1999 and April 28, 2000. A Statement of Changes in Beneficial Ownership on Form 4 was filed but not timely.

Stockholders Agreement

Pursuant to a stockholders agreement, each of Messrs. Gallagher and Shields have agreed to vote his shares in concert on all matters submitted to a vote of stockholders of the Company, including the election of all directors. In the event that either Messrs. Gallagher or Shields cannot agree to vote his shares in concert with the other, neither shall vote his shares.

Code Of Ethics

On August 28, 2006, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. A copy of the Code of Ethics has been attached hereto as Exhibit 14.01.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On February 2, 1999, the Company’s Board formed an Acquisition Committee consisting solely of independent directors to evaluate and determine whether the Company should acquire American Surgical Supply Corp. of Florida d/b/a American Micro Computer Center (“AMCC”) and, if so, on what terms. The members of the committee were Kyle R. Saxon and Barrett Sutton. John B. Gallagher, who is a significant shareholder, Co-Chairman and Co-President of the Company, was the President and a Director of AMCC and owned fifty percent of its outstanding capital stock. Frank Cruz, who was the Chief Operating Officer of the Company, had been an employee of AMCC since 1994. He was an employee of American Micro, the newly-formed, wholly-owned subsidiary of the Company formed to acquire AMCC. The remaining fifty percent of AMCC’s outstanding capital stock was owned by Mr. Gallagher’s father. The committee’s charter authorized it to take any action it deemed necessary to properly evaluate and determine whether the Company should acquire AMCC, including hiring independent advisors and ensuring that any such transaction was fair to the Company and its stockholders from a financial point of view. The committee hired independent legal counsel and an independent financial advisor to render a fairness opinion. On July 1, 1999, the Company acquired AMCC.

The contingent earn-out payment of the American Micro acquisition relating to two times the after tax earnings for calendar year 2000 of approximately $1,839,000 was due to the former American Micro shareholders. As a result of financial restrictions imposed by the lender on the American Micro and Nor’Easter lines of credit, on February 20, 2001, the Company delivered two Secured Promissory Notes (“Notes”) to the former American Micro shareholders in the original amount of $823,712 each. The Notes called for monthly principal payments of $50,000, plus interest at 8% commencing April 1, 2001, subject to financial covenant restrictions. Each Note was due in full within (30) days of the satisfaction of the American Micro and Nor’Easter lines of credit. On July 15, 2001, the Company notified the former American Micro shareholders that it would be unable to meet its obligations under each Note. After the repayment of the American Micro and Nor’Easter lines of credit along with the repayment of the European Micro Holdings, Inc. term loan, the Company was no longer restricted from performing its obligations to the American Micro shareholders. On August 22, 2001 the former American Micro shareholders demanded full payment of the Notes. On September 1, 2001 the notes payable to the former American Micro shareholders were settled by transfer of all American Micro shares from European Micro Holdings to the former American Micro shareholders.

During Fiscal 2001, the Company and its subsidiaries had acted as a supplier for, and purchaser from, Technology Express, Inc. Harry D. Shields, who is the Co-Chairman, Co-President, director and a significant stockholder (owning approximately 31.4% of the outstanding shares of common stock) of the Company, was President of Technology Express, and owned all of the outstanding capital stock of that company. In addition, Jay Nash, who was Chief Financial Officer, Controller, Secretary and Treasurer of the Company, has been an officer of Technology Express since 1992. Sales between the Company and its subsidiaries and Technology Express were typically priced at one percent above cost. Related party purchases and sales during Fiscal 2001 are as follows:

($ in thousands)
Fiscal 2001
Sales to Technology Express	$214
Purchases from Technology Express	4,672
Accounts Receivable from Technology Express(1)	0
Accounts Payable to Technology Express(2)	1

(1) The largest aggregate amount of indebtedness owed from Technology Express to the Company between July 1, 2000 and June 30, 2001 was approximately $100,000. These amounts represent receivables incurred in the ordinary course of business for sales of product by the Company to the related parties.

(2) The largest aggregate amount of indebtedness owed by the Company to Technology Express between July 1, 2000 and June 30, 2001 was approximately $2,000,000. These amounts represent payables incurred in the ordinary course of business of business for sales of product by the related parties to the Company.

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)(2) Financial Statements. See index to consolidated financial statements and supporting schedules.

(a)(3) Exhibits.

Exhibit No.	Description	Location

2.01	Agreement for the Acquisition of Sunbelt (UK) Limited by European Micro Plc dated October 26, 1998	Incorporated by reference as Exhibit 2.01 to the Company’s Quarterly Report on Form 10-QSB filed on November 13, 1998.
2.02	Merger Agreement re: AMCC dated June 29, 1999	Incorporated by reference as Exhibit 2.02 to the Company’s Annual Report on Form 10-KSB filed on September 28, 1999.
2.03	Plan of 1999 Merger re: AMCC dated June 29, 1999	Incorporated by reference as Exhibit 2.03 to the Company’s Annual Report on Form 10-KSB filed on September 28, 1999.
2.04	Articles of Merger re: AMCC dated June 29, 1999	Incorporated by reference as Exhibit 2.04 to the Company’s Annual Report on Form 10-KSB filed on September 28, 1999.
2.05	Amendment to Merger Agreement re: AMCC dated October 2, 2000	Incorporated by reference as Exhibit 2.05 to the Company’s Registration Statement on Form S-1 filed on October 27, 2000.
3.01	Articles of Incorporation	Incorporated by reference as Exhibit No. 3.01 to the Company’s Registration Statement on Form S-1 filed on January 16, 1998.
3.02	Certificate of Amendment of Articles of Incorporation	Incorporated by reference as Exhibit 3.02 to the Company’s Quarterly Report on Form 10-QSB filed on May 13, 1998.
3.03	Bylaws	Incorporated by reference as Exhibit No. 3.02 to the Company’s Registration Statement on Form S-1 filed on January 16, 1998.
4.01	Form of Stock Certificate	Incorporated by reference as Exhibit No. 4.01 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.
4.02	1998 Stock Incentive Plan	Incorporated by reference as Exhibit No. 4.02 to the Company’s Registration Statement on Form S-1 filed on January 16, 1998.
4.03	1998 Stock Employee Stock Purchase Plan	Incorporated by reference as Exhibit No. 4.03 to the Company’s Registration Statement on Form S-1 filed on January 16, 1998.
4.04	Form of Lock-up Agreement	Incorporated by reference as Exhibit No. 4.04 to the Company’s Registration Statement on Form S-1/A filed on March 24, 1998.
10.01	Form of Advice of Borrowing Terms with National Westminster Bank Plc	Incorporated by reference as Exhibit No. 10.01 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.

Exhibit No.	Description	Location

10.02	Invoice Discounting Agreement with Lombard NatWest Discounting Limited, dated November 21, 1996	Incorporated by reference as Exhibit No. 10.02 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.
10.03	Commercial Credit Insurance, policy number 60322, with Hermes Kreditversicherungs-AG dated August 1, 1995	Incorporated by reference as Exhibit No. 10.03 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.
10.04	Commercial Credit Insurance, policy number 82692, with Hermes Kreditversicherungs-AG dated August 1, 1995	Incorporated by reference as Exhibit No. 10.04 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.
10.05	Consignment Agreement with European Micro Computer B.V., dated January 1996	Incorporated by reference as Exhibit No. 10.05 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.
10.06	Stockholders’ Cross-Purchase Agreement by and between Jeffrey Gerard Alnwick, Marie Alnwick, European Micro Plc and Big Blue Europe, B.V. dated August 21, 1997	Incorporated by reference as Exhibit No. 10.07 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.
10.07
Trusteed Stockholders Cross-Purchase Agreement by and between John B. Gallagher, Harry D. Shields, Thomas H. Minkoff, Trustee of the Gallagher Family Trust, Robert H. True and Stuart S. Southard, Trustees of the Henry Daniel Shields 1997 Irrevocable Educational Trust, European Micro Holdings, Inc. and SunTrust Bank, Nashville, N.A., as Trustee dated January 31, 1998

Incorporated by reference as Exhibit No. 10.08 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.
10.08	Executive Employment Agreement between John B. Gallagher and European Micro Holdings, Inc. effective as of January 1, 1998	Incorporated by reference as Exhibit No. 10.09 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.
10.09	Executive Employment Agreement between Harry D. Shields and European Micro Holdings, Inc. effective as of January 1, 1998	Incorporated by reference as Exhibit No. 10.10 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.
10.10	Contract of Employment Agreement between Laurence Gilbert and European Micro UK dated March 14, 1998	Incorporated by reference as Exhibit No. 10.11 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.
10.11
Subscription Agreement by and between John B. Gallagher, Harry D. Shields, Thomas H. Minkoff, Trustee of the Gallagher Family Trust, Robert H. True and Stuart S. Southard, Trustees of the Henry Daniel Shields 1997 Irrevocable Educational Trust, European Micro Holdings, Inc. effective as of January 31, 1998

Incorporated by reference as Exhibit No. 10.13 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.
10.12	Administrative Services Contract by and between European Micro Holdings, Inc. and European Micro Plc effective as of January 1, 1998	Incorporated by reference as Exhibit No. 10.14 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.
10.13	Escrow Agreement between European Micro Holdings, Inc., Tarpon Scurry Investments, Inc. and The Chase Manhattan dated as of March 24, 1998	Incorporated by reference as Exhibit No. 10.15 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.

Exhibit No.	Description	Location

10.14	Form of Indemnification Agreements with officers and directors	Incorporated by reference as Exhibit No. 10.16 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.
10.15	Form of Transfer Agent Agreement with Chase Mellon Stockholder Services, L.L.C.	Incorporated by reference as Exhibit No. 10.17 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.
10.16	Form of Credit Agreement by and between European Micro UK and National Westminster Bank Plc	Incorporated by reference as Exhibit No. 10.17 to the Company’s Annual Report on Form 10-KSB filed on September 28, 1998.
10.17	Consulting Contract dated September 10, 1998 by and between European Micro Holdings, Inc. and The Equity Group	Incorporated by reference as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-QSB filed on November 13, 1998.
10.18	Employment Agreement dated July 1, 1999 between John B. Gallagher and American Micro	Incorporated by reference as Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB filed on September 28, 1999.
10.19	Revolving Loan Agreement dated October 5, 2000 between American Micro and SouthTrust Bank re: Line of Credit to American Micro	Incorporated by reference as Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.
10.20	First Amendment to Loan Agreement dated October 5, 2000 among the Company, American Micro, Nor’Easter and SouthTrust Bank, N.A. re: Term Loan to the Company	Incorporated by reference as Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.
10.21	Revolving Loan Agreement dated October 5, 2000 between Nor’Easter and SouthTrust Bank re: Line of Credit to Nor’Easter	Incorporated by reference as Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.
10.22	Loan Agreement dated October 28, 1999 among the Company, American Micro, Nor’Easter and SouthTrust Bank, N.A. re: Term Loan to the Company	Incorporated by reference as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999.
10.23	Security Agreement dated October 5, 2000 between Nor’Easter and SouthTrust Bank	Incorporated by reference as Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.
10.24	Security Agreement dated October 5, 2000 between American Micro and SouthTrust Bank	Incorporated by reference as Exhibit 10.24 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.
10.25	Line of Credit Note given by Nor’Easter to SouthTrust Bank	Incorporated by reference as Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.
10.26	Line of Credit Note given by American Micro to SouthTrust Bank	Incorporated by reference as Exhibit 10.26 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.
10.27	Unconditional Guaranty given by Harry Shields to SouthTrust Bank Re: American Micro	Incorporated by reference as Exhibit 10.27 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

Exhibit No.	Description	Location

10.28	Unconditional Guaranty given by John Gallagher to SouthTrust Bank Re: American Micro	Incorporated by reference as Exhibit 10.28 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.
10.29	Amended and Restated Unlimited Guaranty Agreement dated October 5, 2000 between Harry Shields and SouthTrust Bank	Incorporated by reference as Exhibit 10.29 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.
10.30	Amended and Restated Unlimited Guaranty Agreement dated October 5, 2000 between John Gallagher and SouthTrust Bank	Incorporated by reference as Exhibit 10.30 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.
10.31	Unconditional Guaranty given by John Gallagher to SouthTrust Bank Re: Nor’Easter	Incorporated by reference as Exhibit 10.31 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.
10.32	Unconditional Guaranty given by Harry Shields to SouthTrust Bank Re: Nor’Easter	Incorporated by reference as Exhibit 10.32 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.
10.33	Specific Agreement for the Provision of Professional Services dated as of March 17, 2000 between the Company and Cap Gemini UK Plc	Incorporated by reference as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-QSB filed on May 15, 2000.
10.34	Equity Line of Credit Agreement dated as of August 24, 2000, between the Company and Spinneret Financial System, Ltd.	Incorporated by reference as Exhibit 10.34 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.
10.35	Registration Rights Agreement dated as of August 24, 2000, between the Company and Spinneret Financial System, Ltd.	Incorporated by reference as Exhibit 10.35 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.
10.36	Warrant to Purchase Common Stock dated as of August 24, 2000, given by the Company to Spinneret Financial System, Ltd.	Incorporated by reference as Exhibit 10.36 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.
10.37	Warrant to Purchase Common Stock dated as of August 24, 2000, given by the Company to the May Davis Group, Inc.	Incorporated by reference as Exhibit 10.37 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.
10.38	Registration Rights Agreement dated as of August 24, 2000, between the Company and the May Davis Group, Inc.	Incorporated by reference as Exhibit 10.38 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.
10.39	Placement Agent Agreement dated as of August 24, 2000, between the Company and the May Davis Group, Inc.	Incorporated by reference as Exhibit 10.39 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.
14.01	Code of Ethics	Provided Herewith.

(b) Reports on Form 8-K.

(1) On August 18, 2005, the Company filed a Form 8-K, which disclosed a one-time cash dividend distribution in the aggregate amount of $200,000 to be paid on the outstanding shares of the Company’s common stock of record on August 1, 2005 (the “Record Date”).

(2) On November 11, 2005, the Company filed a Form 8-K, which disclosed that the Company dismissed BDO Seidman as its independent certified public accountant effective February 12, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEE

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSB and 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2001	$202,638
2000	$196,240

ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant other than the services reported in the above paragraph were:

2001	$-
2000	$61,775

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: October 12, 2006.	EUROPEAN MICRO HOLDINGS, INC.

	By:	/s/ John B. Gallagher
John B. Gallagher Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Harry D. Shields	Co-Chairman; Co-President	October 12, 2006
Harry D. Shields	(Principal Executive Officer); Director

/s/ John B. Gallagher	Co-Chairman; Co-President	October 12, 2006
John B. Gallagher	(Principal Executive Officer); Director

/s/ Jay P. Nash	Chief Financial Officer and Controller	October 12, 2006
Jay P. Nash	(Principal Financial Officer and Controller)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
European Micro Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of European Micro Holdings, Inc. and subsidiaries (the “Company”) as of June 30, 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of European Micro Holdings, Inc. and subsidiaries as of June 30, 2001 and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 18 to the consolidated financial statements, the Company had a net loss of $8,976,000, for the year ended June 30, 2001, a working capital deficiency of $499,000 and an accumulated deficit of $6,556,000 at June 30, 2001. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company P.A.
Boca Raton, Florida

August 29, 2005

European Micro Holdings, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
European Micro Holdings, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of European Micro Holdings, Inc. and subsidiaries for the year ended June 30, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of European Micro Holdings, Inc. and subsidiaries for the year ended June 30, 2000, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Nashville, Tennessee

August 24, 2000

European Micro Holdings, Inc. and Subsidiaries

Consolidated Balance Sheet
As of June 30, 2001
(In thousands, except share data)

2001
ASSETS
CURRENT ASSETS:
Cash	$483
Accounts receivable, net	5,875
Inventories, net	4,149
Prepaid expenses	249
Income taxes receivable	517
Other current assets	229

TOTAL CURRENT ASSETS	11,502

PROPERTY AND EQUIPMENT, NET	2,566

TOTAL ASSETS	$14,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$6,248
Current portion of long-term borrowings	2,153
Accounts payable	1,192
Accrued expenses and other current liabilities	1,747
Due to related parties	661

TOTAL CURRENT LIABILITIES	12,001

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 authorized, no shares issued and outstanding	-
Common stock, $0.01 par value, 20,000,000 authorized, 5,029,667 shares issued and outstanding	50
Additional paid-in capital	9,362
Accumulated other comprehensive loss	(789)
Accumulated deficit	(6,556)

TOTAL SHAREHOLDERS’ EQUITY	2,067

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,068

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
For the years ended June 30, 2001 and 2000
(In thousands, except share and per share data)

	2001	2000
SALES:
Net sales to unrelated parties	$93,879	$113,124
Net sales to related parties	214	2,369
Total net sales	94,093	115,493
COST OF GOODS SOLD:
Cost of goods sold to unrelated parties	(85,916)	(101,822)
Cost of goods sold to related parties	(202)	(2,320)
Total cost of goods sold	(86,118)	(104,142)
GROSS PROFIT	7,975	11,351
OPERATING EXPENSES:
Selling, general and administrative expenses	(10,969)	(14,050)
Impairment of property and equipment	(593)	-
Goodwill impairment	(4,387)	-
Total operating expenses	(15,949)	(14,050)
LOSS FROM OPERATIONS	(7,974)	(2,699)
OTHER INCOME (EXPENSE)
Interest expense, net	(1,057)	(890)
Equity in net loss of unconsolidated subsidiaries	-	(188)
TOTAL OTHER INCOME (EXPENSE)	(1,057)	(1,078)
LOSS BEFORE INCOME TAXES	(9,031)	(3,777)

Income tax benefit	55	570
NET LOSS	$(8,976)	$(3,207)
Net loss per common share - basic and diluted	$(1.80)	$(0.64)
Weighted average number of shares outstanding - basic and diluted	4,977,280	5,008,151

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity
For the years ended June 30, 2001 and 2000
(In thousands, except share data)
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings	Total Shareholders’
	Shares	Amount	Capital	Loss	(Deficit)	Equity

Balance at June 30, 1999	4,933,900	$49	$8,979	$(312)	$5,627	$14,343

Comprehensive Income (Loss):
Net loss	-	-	-	-	(3,207)	(3,207)
Other comprehensive income (loss) from foreign currency translation adjustment	-	-	-	(238)	-	(238)
Total comprehensive loss	-	-	-	(238)	(3,207)	(3,445)
Adjustment to accrued offering costs	-	-	156	-	-	156
Compensation charge in relation to share options issued to non-employees	-	-	56	-	-	56
Balance at June 30, 2000	4,933,900	$49	$9,191	$(550)	$2,420	$11,110

Comprehensive Income (Loss):
Net loss					(8,976)	(8,976)
Other comprehensive income (loss) from foreign currency translation adjustment				(239)	-	(239)
Total comprehensive loss				(239)	(8,976)	(9,215)
Issuance of common stock for repayment of debt and under the equity line of credit, net of $217,000 in offering costs	95,767	1	49	-	-	50
Compensation charge for stock options issued to non-employees	-	-	122	-	-	122
Balance at June 30, 2001	5,029,667	$50	$9,362	$(789)	$(6,556)	$2,067

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the years ended June 30, 2001 and 2000
(In thousands)

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,976)	$(3,207)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, amortization and impairment of property and equipment	1,533	553
Goodwill impairment	4,387	-
Amortization expense related to contingent earn-out provisions	-	47
Deferred income taxes	235	(194)
Equity in net loss of unconsolidated subsidiaries	-	188
Compensation charge for non-employee stock options	122	56
Provision for note receivable impairment	252	200
Changes in assets and liabilities, net of effects from acquisitions
Restricted cash	364	-
Accounts receivable	7,285	2,498
Due from related parties	-	1,128
Inventories	2,045	2,955
Prepaid expenses and other current assets	664	38
Income taxes receivable	392	(909)
Accounts payable	(1,063)	(2,374)
Accrued expenses and other liabilities	(1,904)	(1,127)
Due to related parties	649	(622)
Income taxes payable	-	(383)

Net cash provided by (used in) operating activities	5,985	(1,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(393)	(3,407)
Sale of property and equipment	183	56
Advances to unconsolidated subsidiaries	-	(150)
Payment for acquisitions, net of cash acquired	-	(1,834)

Net cash used in investing activities	(210)	(5,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) Increase in short-term borrowings, net	(5,655)	2,040
Proceeds from long-term borrowings	-	3,485
Repayment of long-term borrowings	(765)	(785)
Issuance of common stock, net	50	-
Repayment of capital leases	(85)	(72)

Net cash (used in) provided by financing activities	(6,455)	4,668

Effect of foreign exchange rates	(59)	(126)

NET DECREASE IN CASH	(739)	(1,946)
Cash at beginning of year	1,222	3,168

CASH AT END OF YEAR	$483	$1,222

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the years ended June 30, 2001 and 2000
(In thousands)

Supplemental disclosure of non-cash investing and financing activities:	2001	2000

Equipment purchased under capital leases	$358	-

Common stock issued for payment of debt	$217	-

Fair value of assets acquired	$-	$3,314
Goodwill	-	1,418
Fair value of liabilities assumed	-	(2,817)

Cash paid for acquisitions	$-	$1,915
Less cash acquired		(81)

Net cash paid for acquisitions	$-	$1,834

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,081	$532

Cash paid for taxes	$20	$1,022

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001

Note 1 Summary of Significant Accounting Policies and Organization

(A) Organization

On December 23, 1997, European Micro Holdings, Inc. was incorporated, in the state of Nevada, and 4,000,000 shares of common stock with a par value of $0.01 per share were issued. The 4,000,000 shares were issued to the shareholders of European Micro Plc in exchange for the entire issued share capital of that company on January 31, 1998. European Micro Holdings, Inc. and its subsidiaries are hereinafter referred to as “European Micro” or “the Company.” The following companies’ results of operations and financial position have been included in the consolidated financial statements as follows:

Companies	Incorporated	Commenced Operations	Acquired
European Micro Holdings, Inc.	1997	1998	-
Nor’Easter Micro Inc.	1997	1998	-
European Micro Plc	1991	1992	-
European Micro GmbH	1993	1993	-
European Micro BV	1997	1997	-
Colchester Enterprise Pte. Ltd.	1998	1999	-
Sunbelt (UK) Limited	-	-	October 26, 1998
American Micro Computer Center, Inc.	-	-	July 1, 1999
Engenis.com Ltd.	2000	-	-

European Micro operated in a single industry trading computer components. In principle the Company purchased components from international suppliers, including related parties, and sold them in local markets. The main operating company, European Micro Plc, had its principal operations in Altrincham, England with its subsidiaries operating in Germany and Holland. Nor’Easter Micro Inc. had its operations in Portsmouth, New Hampshire. Colchester Enterprise Pte. Ltd. had its operations in Singapore. American Micro Computer Center, Inc. had its operations in Miami, Florida.

The parent company holds a 50% interest in a joint venture company, Big Blue Europe BV. Big Blue Europe BV commenced operations in January 1997 and has been included in these consolidated financial statements under the equity method of accounting. Big Blue Europe BV operated in the same industry as the Company. Big Blue Europe BV ceased operations in 2001 and the investment was written-off at June 30, 2001. See Note 7 for further details.

Due to sales slowdown and liquidity problems resulting from the Company’s primary lender demanding repayment of their loans, the Company decided to cease operations at Nor’Easter. During May and June 2001, the remaining inventory was sold or written off. All fixed assets were sold or written off except for a vehicle which was sold in July 2001. All accounts receivable were collected except for the Arlington receivable (See Note 12). All accounts payable were paid and the bank accounts were closed. Nor’Easter’s parent European Micro Holdings paid off the remaining balance on Nor’Easter’s Line of Credit on June 15, 2001 and paid all remaining liabilities as they came due.

Due to the same liquidity problems, during June 2001, the Company decided to cease operations at Colchester. During July 2001, Colchester terminated all employees and hired a liquidator to finalize the remaining business. On September 4, 2003, Colchester’s liquidation process was finalized.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001 (continued)

Summary of Significant Accounting Policies and Organization (continued)

Since the Company was unable to meet the requirements of the notes payable due to the former American Micro Computer Center, Inc. (“AMCC”) shareholders, on September 1, 2001, the Company entered into a Settlement and Stock Purchase Agreement whereby all AMCC shares were transferred back to the former AMCC shareholders in order to satisfy the notes payable.

During August, 2001 the lender on the European Micro UK’s line of credit demanded repayment. European Micro UK was able to repay the line of credit with a loan from a majority shareholder. On October 5, 2001, an agreement between European Micro Plc and Square 1 International, Ltd, a company majority owned by a majority shareholder of European Micro Holdings, Inc., provided for the orderly transfer of employees and the purchase of inventory and fixed assets from European Micro Plc to Square 1 International, Ltd. In July 2002, the Company hired a liquidator to finalize the remaining business. On December 7, 2005, European Micro Plc’s liquidation process was finalized.

(B) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The Company’s investment in Big Blue Europe BV is accounted for under the equity method.

(C) Basis of Presentation

The consolidated financial statements are expressed in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

(D) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ significantly from these estimates.

(E) Revenue and Expense Recognition

Revenues are recognized at the time the goods are shipped. Revenues from related parties are recognized when the products are sold by the related parties to third parties. Discount and customer rebates are deducted from sales revenue when earned. Costs of goods sold include material and freight costs. Selling, general and administrative costs are charged to expense as incurred.

(F) Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average cost method.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001 (continued)

Summary of Significant Accounting Policies and Organization (continued)

(G) Property & Equipment

Property and equipment are recorded at cost. Property and equipment held under capital leases are stated at the present value of minimum lease payments at the inception of the related leases. Depreciation is calculated using the straight line method over their estimated useful lives as follows: Furniture, fixtures & equipment, 2-7 years and motor vehicles and other, 4 years. Property and equipment held under capital leases and leasehold improvements to property under operating leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the assets. The cost of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations in the period incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss is recognized.

(H) Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Note 5 for additional details.

(I) Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. The Company recognized an impairment of goodwill and intangible assets of $4,387,000, for the year ended June 30, 2001. See Note 6 for additional details.

(J) Income Taxes

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

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001 (continued)

Summary of Significant Accounting Policies and Organization (continued)

(K) Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities, taxes payable and other current liabilities approximate fair value because of their short maturities. The carrying amount of the Company’s short term borrowings approximates fair value because the interest rates of the short term borrowings are based on floating rates identified by reference to market rates. The carrying amounts of the Company’s loans and notes payable and capital lease obligations approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar debt obligations.

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

(L) Foreign Currency Transaction

Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, are translated into US Dollars at year-end exchange rates. Capital accounts are re-measured into US dollars at the acquisition date rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustments resulting from translating the financial statements of such foreign subsidiaries are recorded as a component of accumulated other comprehensive income (loss) in stockholders equity. Foreign currency transaction and forward exchange contracts gains or losses are reported in results of operations.

(M) Stock Option Plans

The Company accounts for its employee stock option plans in accordance with Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1998 and subsequent years as if the fair value based method defined in SFAS No. 123 had been applied.

The per share weighted average fair value of stock options granted during 2001 and 2000 were $3.44 and $7.76, respectively. The preceding results were calculated with the use of the Black-Scholes option-pricing model. The assumptions were used for the years ended June 30, 2001 and 2000 respectively: (1) risk-free interest rates of 5.99% to 6.23% and 5.5% to 6.2%; (2) dividend yield of 0.0%; (3) expected lives of 5 to 7 years; and (4) volatility of 144% and 128%. Results may vary depending on the assumptions applied within the model.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001 (continued)

Summary of Significant Accounting Policies and Organization (continued)

The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options issued to employees with a stock price at market value on the date of grant in the consolidated financial statements. Had the Company determined compensation cost based on the fair value of the date of grant for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Years ended June 30,
	2001	2000

Net loss:
As reported	$(8,976)	$(3,207)
Pro forma	$(9,411)	$(3,551)

Loss per Share - basic:
As reported	$(1.80)	$(0.64)
Pro forma	$(1.88)	$(0.71)

Loss per Share - diluted:
As reported	$(1.80)	$(0.64)
Pro forma	$(1.88)	$(0.71)

Compensation cost arising during the year ended June 30, 2001 and June 30, 2000 in relation to stock options granted to non-employees during the year amounted to $122,000 and $56,000, respectively. The vesting period for stock options granted to non-employees varies between 0 and 6 years.

(N) Loss Per Common Share

Basic loss per common share is computed based on the weighted average shares outstanding, including contingently issuable shares for which all contingencies have been met, and excludes any potential dilution. Diluted earnings per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period.

On incorporation of European Micro Holdings, Inc. in December 1997, 4,000,000 ordinary shares were issued with par value $0.01 per share. The 4,000,000 shares were issued to the shareholders of European Micro Plc in exchange for the entire issued share capital of that company on January 31, 1998.

(O) Recent Accounting Pronouncements

Derivative instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” was issued in June 1998 and as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, an amendment of FASB No. 135, was issued June 2000. These statements have been adopted effective July 1, 2000, but have not materially impacted the Company’s consolidated financial statements. These standards establish accounting and reporting standards for derivative instruments and hedging activities.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001 (continued)

Summary of Significant Accounting Policies and Organization (continued)

Consolidation of Variable Interest Entities

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. This interpretation has not been retroactively applied to the June 30, 2001 Consolidated Financial Statements.

In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled “Qualifying Special Purpose Entities (“QSPE”) and Isolation of transferred Assets”, an amendment of SFAS No. 140 (“The Exposure Draft”). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

Business Combinations

Statement No. 141, “Business Combinations” supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001 (continued)

Summary of Significant Accounting Policies and Organization (continued)

Goodwill and Other Intangible Assets

Statement No. 142, “Goodwill and Other Intangible Assets” supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted. The Company has impaired 100% of the goodwill from its acquisitions as of June 30, 2001. See Note 6 for details.

Accounting for Asset Retirement Obligations

Statement No. 143 “Accounting for Asset Retirement Obligations” establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company has not adopted early application of this standard and does not believe that early adoption would have a material effect on these financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. The provisions of the statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001. The Company has impaired long lived assets as of June 30, 2001 per the provisions established by SFAS 144. See Note 5 for details.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001 (continued)

Summary of Significant Accounting Policies and Organization (continued)

Debt extinguishments

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The Company has not adopted early application of this standard and does not believe that early adoption would have a material effect on these financial statements.

Accounting for Restructuring Costs

In July 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs.” SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company has not adopted early application of this standard and does not believe that early adoption would have a material effect on these financial statements.

Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123,” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company has not adopted early application of this standard and does not believe that early adoption would have a material effect on these financial statements.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001(continued)

Summary of Significant Accounting Policies and Organization (continued)

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”. The remaining provisions of this Statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

Loan Commitments Accounted for as Derivative Instruments

In March 2004, the U.S. Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin (“SAB”) No. 105, “Loan Commitments Accounted for as Derivative Instruments”. This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001(continued)

Summary of Significant Accounting Policies and Organization (continued)

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins on or after June 15, 2005 for non-small business issuers and on or after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company has evaluated the provisions of SFAS No. 123 (R) and has determined that SFAS No. 123 (R) will not have any impact on its financial statement presentation or disclosures.

Accounting for Nonmonetary Transactions

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, earlier application is permitted. The Company has determined that SFAS No. 153 did not have any impact on its financial statement presentation or disclosures.

Accounting for changes in accounting principles

In May 2005, the FASB issued SFAS No. 154 that establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of SFAS No. 154 will have a material impact on the Company’s financial condition or results of operations.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001(continued)

Summary of Significant Accounting Policies and Organization (continued)

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s financial condition or results of operations.

2	Liquidation

The Company had suffered operating losses in fiscal 2000 and 2001. Ongoing legal costs associated with the litigation related to Big Blue Europe, (See Note 12), the costs associated with the Company’s electronic commerce strategy, increases in general overhead costs, and increased interest expense due primarily to increased borrowings, coupled with decreasing sales volumes and gross profit margins, have negatively impacted operating results. These factors resulted in the noncompliance of the financial covenants of the Company’s loan agreements. Due to these operating results and the covenant violations, the lender on the American Micro and Nor'Easter lines of credit and the European Micro Holdings, Inc. term loan demanded repayment of the Nor'Easter line of credit before June 15, 2001 and the American Micro line of credit and the European Micro Holdings term loan by August 15, 2001. As a result, during April 2001, the Company decided to cease operations at Nor’Easter and during June 2001, the Company decided to cease operations at Colchester. The Nor’Easter line of credit was repaid on June 15, 2001. The American Micro line of credit was repaid during May 2001. The European Micro Holdings term loan was repaid on August 20, 2001. See Note 8 and 9 for details.

The contingent earn-out payment of the American Micro acquisition relating to two times the after tax earnings for calendar year 2000 of approximately $1,839,000 was due to the former American Micro shareholders. As a result of financial restrictions imposed by the lender on the American Micro and Nor’Easter lines of credit, on February 20, 2001, the Company delivered two Secured Promissory Notes (“Notes”) to the former American Micro shareholders in the original amount of $823,712 each. The Notes called for monthly principal payments of $50,000, plus interest at 8% commencing April 1, 2001, subject to financial covenant restrictions. Each Note was due in full within (30) days of the satisfaction of the American Micro and Nor’Easter lines of credit. On July 15, 2001, the Company notified the former American Micro shareholders that it would be unable to meet its obligations under each Note. After the repayment of the American Micro and Nor’Easter lines of credit along with the repayment of the European Micro Holdings, Inc. term loan, the Company was no longer restricted from performing its obligations to the American Micro shareholders. On August 22, 2001 the former American Micro shareholders demanded full payment of the Notes. On September 1, 2001 the Notes to the former American Micro shareholders were settled by transfer of all American Micro shares from European Micro Holdings to the former American Micro shareholders. See Notes 6 and 19 for additional details.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001(continued)

2	Liquidation (continued)

Another factor that negatively impacted the Company’s liquidity was the terms of the borrowing arrangements of European Micro UK. European Micro UK’s borrowing capacity was subject to termination by the lender at lender’s sole discretion and during August, 2001 the lender on the European Micro UK’s line of credit demanded repayment. European Micro UK was able to repay the line of credit with a loan from a significant shareholder. See Notes 8 and 9 for details.

Hence, with the complete termination of all lines of credit available to the Company, the closures of Nor’easter and Colchester and the loss of American Micro, the Company had no alternative but to proceed with a complete liquidation of all assets. The consolidated financial statements in Form 10-QSB for September 30, 2001 will be presented under liquidation basis of accounting.

On July 12, 2005, the Company declared a cash dividend in the aggregate amount of $200,000 on the issued and outstanding shares of Common Stock held by shareholders of record as of August 1, 2005. The dividend was paid on September 1, 2005. As of July 31, 2006, liquidation is almost complete with the only asset being cash in the approximate amount of $20,000.

3	Accounts Receivable, Net

Accounts receivable consist of the following (in thousands):

June 30, 2001
Total accounts receivable	$5,992
Less: Allowance for doubtful receivables	(117)

$5,875

At June 30, 2001, accounts receivable are pledged as collateral against borrowings (See Note 8).

4	Inventories

Inventories consist of the following (in thousands):

June 30, 2001

Finished goods and goods for resale	$4,967
Less: Allowance for inventory obsolescence	(818)

$4,149

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001(continued)

5	Property and Equipment

Property and equipment consists of the following (in thousands):

June 30, 2001
Buildings and leasehold improvements	$2,514
Furniture, fixtures and equipment (note 11)	1,776
Vehicles and other	473

4,763
Less: accumulated depreciation	(2,197)

Property and equipment, net	$2,566

On July 16, 1999, European Micro Plc, a wholly-owned subsidiary of the Company (“European Micro UK”), purchased the office building in which it had previously leased space for a purchase price of 1,705,000 pounds sterling ($2,405,000 at exchange rate on June 30, 2001). The purchase price was financed in part by a mortgage loan note in the amount of 1,312,000 pounds sterling (see Note 9). The total square footage of the building was 11,603, of which approximately one-fourth of the building was being leased to unrelated third parties at June 30, 2001. European Micro UK sold the office building effective March 31, 2002 for 1,510,000 pounds sterling ($2,143,000 at March 31, 2002). The proceeds were released from escrow on April 5, 2002, at which time the mortgage loan note secured by the office building plus accrued interest was paid in full in the amount of 1,102,000 pounds sterling ($1,573,000 at April 6, 2002). The remaining proceeds of 369,000 pounds sterling ($527,000 at April 6, 2002), after commissions and legal fees of 39,000 pounds sterling, were paid down on the related party note payable to Harry Shields. See additional details in Note 9.

For the year ended June 30, 2001, the Company abandoned, discarded and wrote-off $171,440 in property and equipment. The Company also wrote-down $422,123 in property and equipment to net realizable value. The total impairment of $593,563 is included in operating expenses in the accompanying consolidated statement of operations for the year ended June 30, 2001.

At June 30, 2001 and 2000, vehicles with a cost of approximately $241,000 and $212,000, and accumulated depreciation of approximately $107,000 and $129,000, respectively, were held under capital leases.

Depreciation expense was $783,000 and $405,000 for the years ended June 30, 2001 and 2000 respectively.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001(continued)

6	Goodwill

On October 26, 1998, European Micro UK acquired all of the outstanding shares of capital stock of Sunbelt (UK) Limited (“Sunbelt”). The Sunbelt purchase price (settled in pounds sterling) was comprised of a guaranteed portion and two contingent earn-out payments. The guaranteed portion of the purchase price, which was based upon Sunbelt’s net book value at closing and a multiple of its fiscal year 1998 pre-tax earnings, was 940,000 pounds sterling (approximately $1,326,000 at exchange rate on June 30, 2001). Of this guaranteed amount, approximately 360,000 pounds sterling (approximately $508,000 at exchange rate on June 30, 2001) was paid in cash at closing. The unpaid balance of the guaranteed consideration included a note payable to the former 40% Sunbelt shareholder in the amount of 240,163 pounds sterling ($339,000 at exchange rate on June 30, 2001) with terms to be repaid in November 2005, subject to early repayment at the option of the note holder at any time after June 1, 1999. Such note payable was secured by a cash account of equal amount. The former 40% Sunbelt shareholder exercised his repayment option during the 3rd quarter of fiscal year 2001. The portion of the second contingent earn-out payment related to the volume purchases from the Far-East of 129,758 pounds sterling ($183,000 at exchange rate on June 30, 2001) has been paid by a cash payment in the amount of 112,966 pounds sterling ($159,000 at exchange rate on June 30, 2001) to the former 40% Sunbelt shareholder on November 20, 2000 and by the issuance of 37,754 and 32,993 shares of the Company's common stock to the former 60% Sunbelt shareholder on December 12, 2000 and on March 12, 2001 (See Note 17). The Company had the option of paying amounts due to the former Sunbelt shareholders in common stock of European Micro Holdings, Inc. See Note 12.

On November 12, 1998, European Micro UK acquired the assets of H&B Trading International BV (“H&B”). The acquisition of H&B was accounted for as a purchase. The base purchase price, subject to adjustment, of approximately 125,000 Dutch guilders ($48,000 at exchange rate on June 30, 2001) exceeded the estimated value of net assets acquired by approximately 85,000 Dutch guilders ($33,000 at exchange rate on June 30, 2001). At June 30, 2001 the goodwill from the H&B transaction was considered to be 100% impaired and as such was written-off.

The Company acquired American Surgical Supply Corp. of Florida d/b/a/ American Micro Computer Center (“AMCC”), in a merger on July 1, 1999. The transaction was structured as a merger of AMCC with and into the newly formed, wholly owned subsidiary of the Company. Upon consummation of the merger, the subsidiary’s name was changed to American Micro Computer Center, Inc. (“American Micro”). The purchase price for AMCC was equal to $1,131,000, plus an earn-out amount payable in cash or shares of the Company’s common stock (at the Company’s discretion) equal to two times the after-tax earnings of American Micro in calendar year 1999 and two times the after-tax earnings of American Micro in calendar year 2000. The portion of the purchase price paid at closing was funded through the Company’s working capital. In addition, the Company assumed all outstanding indebtedness of AMCC, including a shareholder loan in the approximate amount of $289,000. This loan was owed to the father of John B. Gallagher, the Company’s Co-President, Co-Chairman and significant shareholder. This note was repaid in full in November 1999.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001(continued)

6	Goodwill (continued)

The acquisition of AMCC was accounted for as a purchase. The base purchase price, inclusive of transaction costs, of approximately $1,315,000 exceeded the estimated fair market value of net assets acquired by approximately $817,000, which constitutes goodwill and which is being amortized on a straight-line basis over 20 years. The results of operations of American Micro, since acquisition, have been included in the accompanying consolidated financial statements. The contingent earn-out payment relating to two times the after tax earnings for calendar year 1999 of approximately $600,000 was paid in March 2000 and is reflected in goodwill, net. The contingent earn-out payment relating to two times the after tax earnings for calendar year 2000 of approximately $1,839,000 was added to goodwill, net and 50% of the amount included in accrued expenses and other current liabilities and 50% of the amount included in due to related parties, since John B. Gallagher was considered a related party. (See Note 14) The second earn-out payment was due in monthly principal payments of $50,000, plus interest at 8% commencing April 1, 2001, subject to financial covenant restrictions. This amount was secured by a pledge of the shares of common stock of American Micro held by the Company. On September 1, 2001 the notes payable to the former American Micro shareholders were settled by transfer of all American Micro shares from European Micro Holdings to the former American Micro shareholders, hence the goodwill from the American Micro transaction was considered to be 100% impaired and as such was written-off at June 30, 2001.

The results of operations of the above acquired entities have been included in the accompanying consolidated financial statements from the respective dates of acquisition.

In the fourth quarter of fiscal 2001, the Company recorded an impairment loss of $4,387,000 representing the entire amount of goodwill from the acquisitions of AMCC, Sunbelt and H&B. The impairment loss is included in operating expenses in the accompanying consolidated statement of operations for the year ended June 30, 2001.

A roll forward of goodwill is as follows (in thousands):

June 30, 2001
Balance at beginning of year	$2,808
Foreign currency translation adjustment	(119)
Purchase accounting adjustments	50
Additions	1,839
Amortization	(191)
Impairment of Goodwill	(4,387)

Balance at end of year	$-0-

7	Investments In and Advances To Unconsolidated Subsidiaries

During the year ended June 30, 1997 the Company purchased 50% of the issued share capital in Big Blue Europe BV. Big Blue Europe BV commenced operations in January 1997. During December 2000, the Company and the other 50% shareholder entered into a liquidation agreement in which Big Blue Europe BV would cease operations and liquidate all assets and liabilities. As of December 31, 2000, all operations ceased and a liquidator was appointed by the court. As part of the liquidation the Company and the other 50% shareholder both advanced $85,000 to the liquidator. As of June 30, 2001, the Company believed the $85,000 that was advanced will not be recovered and, therefore, a valuation allowance was established for the $85,000.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001(continued)

7	Investments In and Advances To Unconsolidated Subsidiaries (continued)

For the year ended June 30, 2000, Big Blue Europe recorded a net loss of $376,000. The Companies 50% share of Big Blue Europe BV’s loss of $188,000 was included in equity in net loss of unconsolidated subsidiaries in the accompanied consolidated statement of operations for the year ended June 30, 2000. Also during the year ended June 30, 2000, the Company reserved an allowance for uncollectible advances to Big Blue Europe BV in the amount of $200,000. During the year ended June 30, 2001 the remaining loan advance to Big Blue Europe BV in the amount of $252,000 plus the $85,000 advanced to the liquidator was considered to be 100% impaired and as such was written-off. These write-offs from fiscal year 2001 and the reserve made in fiscal year 2000 and are included in selling, general and administrative expenses in the accompanied consolidated statement of operations for the year ended June 30, 2001 and 2000 respectively. See Note 12 for additional details.

8	Short-Term Borrowings

Short-term borrowings consist of the following (in thousands):

June 30, 2001

Bank lines of credit	$2,463
Receivable financing	3,219
Other short-term borrowings	566

Total short-term borrowings	$6,248

European Micro UK had a bank line of credit (the “European Micro UK Working Capital Facility”) which was secured by a mortgage debenture on all the assets of European Micro UK and was subordinated to the receivable financing and the capital leases. The facility, which was subject to review in July each year, had been extended to September 2001 and was due on demand. Maximum borrowing capacity under this facility was 2.0 million pounds sterling ($2.8 million at exchange rate on June 30, 2001). Interest was charged at 1.25% over the bank borrowing rate of 5.25% at June 30, 2001. Subsequent to year end, during August, 2001 the lender on the European Micro UK’s line of credit demanded repayment. European Micro UK was able to repay the line of credit with a loan from a significant shareholder.

Until December 31, 2000, European Micro UK also had a revolving credit agreement collateralized against general corporate assets. European Micro UK never borrowed against this facility and the facility was terminated effective December 31, 2000.

The Company also obtained two lines of credit on October 28, 1999, to finance operations based in the United States. American Micro and Nor’Easter each obtained a line of credit, secured by accounts receivable and inventory. Amounts available under each of the line of credit agreements were based upon eligible accounts receivable and inventory, up to a maximum borrowing amount of $1.5 million for each agreement. Each of these lines of credit was to mature on October 28, 2000. Interest accrues at 0.5% over the bank borrowing rate of 9.5% at June 30, 2000. As partial security for these loans, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. In the event the Company defaulted on one or more of these loans, the lender may have foreclosed on all or a portion of the pledged securities. Such an event could have caused a change of control in the Company because Messrs. Gallagher and Shields together owned 71% of the Company’s outstanding common stock. The lines of credit agreements included certain financial and non-financial covenants and restrictions. The agreements also contained a provision whereby the lender could declare a default based on subjective criteria. As of June 30, 2000, the Company was not in compliance with certain of the financial covenants in the agreements.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001(continued)

8	Short-Term Borrowings (continued)

On October 5, 2000, the Company received a waiver of the covenant violations for the June 30, 2000 reporting date for the American Micro and Nor’Easter lines of credit. The Company and the bank terminated the existing lines of credit and entered into a new borrowing arrangement whereby each of American Micro and Nor’Easter had a working capital line of credit equal to the lesser of (i) $1.5 million or (ii) the sum of 85% of eligible accounts receivable, plus the lesser of 50% of eligible inventory or $750,000. Interest was paid monthly at a floating rate of 50 basis points over the bank’s base rate. The term of the new arrangements was for one year from the closing date. The new facilities also required the companies to maintain depository accounts at the bank, whose daily receipts were applied against outstanding borrowings under the lines of credit. The new facilities also placed certain restrictions on the companies’ ability to pay dividends and to make capital expenditures, among other things, and also included a provision whereby the lender could declare a default based on subjective criteria. Collateral under the new credit line facilities consisted of a first priority lien on all assets of American Micro and Nor’Easter. Messrs. Gallagher and Shields guaranteed the borrowings under these arrangements. Mr. Shields pledged personal assets as additional collateral and further agreed to maintain certain personal financial statement liquidity levels. These borrowings were cross-collateralized and cross-defaulted with borrowings under the $1.5 million term loan to European Micro Holdings, Inc. discussed in Note 9.

The Company was again not in compliance with the new loan agreement financial covenants during fiscal year 2001. The Company was not able to obtain waivers from these covenant violations existing at March 31, 2001 and June 30, 2001. Due to the poor operating results and the covenant violations, the lender on the American Micro and Nor'Easter lines of credit and the European Micro Holdings, Inc. term loan agreed to waive the covenant violations subject to the Nor'Easter line of credit being repaid before June 15, 2001 and the American Micro line of credit and the European Micro Holdings term loan being repaid by August 15, 2001. The Nor’Easter line of credit was repaid on June 15, 2001. The American Micro line of credit was repaid during April 2001. The European Micro Holdings term loan was repaid on August 21, 2001 (See Note 9).

Receivable financing represents borrowings secured by various trade receivables of European Micro UK totaling $3.8 million at June 30, 2001. The accounts receivable financing provides for a borrowing base of 85% of accounts receivable, with a limit of 4.5 million pounds sterling ($6.3 million at exchange rate on June 30, 2001). The finance company which provides the receivable financing facility has full recourse to European Micro UK with respect to any doubtful or unrecovered amounts. Interest is charged on the receivable financing balance at 1.25% above the bank borrowing rate of 5.25% at June 30, 2001. This facility can be terminated by either party giving three months’ notice.

Other short-term borrowings represent various unsecured notes payable of American Micro. The maturity dates of the notes range from on demand to June 30, 2001. The interest rates range from 11% to 12%.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001(continued)

9	Long-Term Borrowings

Long-term borrowings consist of the following (in thousands):

June 30, 2001

Mortgage loan note	$1,434
Term loan	625
Other long-term borrowings	94

$2,153
Less current maturities of long-term borrowings	(2,153)

Total long-term borrowings	$-0-

European Micro UK purchased the office building in which it had previously leased space for a purchase price of 1,705,000 pounds sterling ($2,405,000 at exchange rate on June 30, 2001). The purchase price was financed in part by a mortgage loan note in the amount of 1,312,000 pounds sterling ($1,851,000 at exchange rate on June 30, 2001). This mortgage loan note bore interest at a fixed rate of 7.6%, called for monthly payments of principal and interest in the amount of 15,588 pounds sterling ($21,988 at exchange rate on June 30, 2001), and had a maturity date of July 2009. The mortgage loan note included certain financial and non-financial covenants and restrictions. The agreement also contained a provision whereby the lender could declare a default based on subjective criteria. The financial covenants were measured using the financial results of European Micro UK as of each fiscal year end. Based upon European Micro UK’s fiscal year end operating results, European Micro UK was out of compliance with certain of the covenant requirements at June 30, 2001. The Company was not able to obtain a waiver of this non-compliance. Therefore, the total amount outstanding under the mortgage loan note was reflected in current maturities of long term debt at June 30, 2001. European Micro UK sold the office building on April 5, 2002 for 1,510,000 pounds sterling ($2,156,000 at April 5, 2002). At closing the loan secured by the office building was paid in full in the amount of 1,102,000 pounds sterling ($1,573,000 at April 5, 2002).

The term loan was obtained by European Micro Holdings on October 28, 1999, in the amount of $1,500,000. The term loan was to be repaid with quarterly payments of $125,000 over three years. The term loan bore interest at the one-month LIBOR plus two and one-quarter percentage points (2.25%). One-month LIBOR at June 30, 2001 was 3.8625%. The term loan was secured by substantially all of the assets of the Company. As partial security for this loan, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. In addition, Mr. Shields pledged personal assets as additional collateral and further agreed to maintain certain personal financial statement liquidity levels. In the event the Company defaulted on this loan, the lender could foreclose on all or a portion of the pledged securities. Such an event could have caused a change of control in the Company because Messrs. Gallagher and Shields together own 71% of the Company’s outstanding common stock.

This term loan agreement was with the same lender as the Nor’Easter Micro and American Micro line of credit facilities discussed in Note 8, and was cross-collateralized and cross-defaulted with these line of credit facilities. The agreement also contained a provision whereby the lender could declare a default based on subjective criteria. Further, the term loan credit agreement contained loan covenant requirements. The Company was not in compliance with certain financial covenants for the June 30, 2001 reporting period. Therefore, the total amount outstanding under the term loan agreement was reflected in current maturities of long term debt at June 30, 2001. This term loan was repaid in full on August 21, 2001.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001(continued)

10	Taxes on Income

Income tax benefit consists of the following (in thousands):

	Years ended June 30,
	2001	2000
Current
Federal and State	$-	$-
Foreign	(55)	(376)
Deferred
Federal and State	-	-
Foreign	-	(194)

Total income tax benefit	$(55)	$(570)

Provision has not been made for U.S. or additional foreign taxes on approximately $3,672,000 at June 30, 2000, of undistributed earnings of foreign subsidiaries, as those earnings were intended to be permanently reinvested. The foreign subsidiaries incurred substantial losses in excess of undistributed earnings for the year ended June 30, 2001, and as a result there are no longer any undistributed earnings from foreign subsidiaries that could be repatriated to the US.

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate of 34% to earnings before income taxes is summarized as follows (in thousands):

	Years ended June 30,
	2001	2000

US federal statutory rate on loss before income taxes	$(3,071)	$(1,284)
State income tax	(183)	(67)
Depreciation and Amortization	1,258
Difference in foreign versus U.S. federal income tax rate	175	51
Change in valuation allowance	1,522	896
Foreign non-deductible expenses	244	(166)

Income tax benefit	$(55)	$(570)

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001(continued)

10	Taxes on Income (continued)

Sources of deferred tax assets are as follows (in thousands):

June 30, 2001

Deferred tax assets:
Property and equipment, principally due to differences in depreciation and amortization	$1,234
Net operating loss carry forwards	1,060
Other	198

Total gross deferred tax assets	2,492
Valuation allowance	(2,492)

Net deferred tax assets	$-0-

The Company has U.S. federal net operating loss carryforwards of approximately $1,964,000, which will begin to expire in 2018. The use of this net operating loss in future years may be restricted under Section 382 of the Internal Revenue Code. The valuation allowance, which increased in fiscal year 2001 by $1,522,000, has been provided for deferred tax assets as recoverability in future periods is not deemed to be more likely than not.

11	Business to Business Electronic Commerce Strategy

The Company initiated a business to business electronic commerce strategy, which focused on creating a global, value-added, information technology equipment and service trading community. The Company hired Cap Gemini, a leading European management consultancy and information technology services firm, to assist it in the implementation of this plan. The Company incurred the sum of 755,000 pounds sterling ($1,065,000 at exchange rate on June 30, 2001), related to the feasibility studies and business process design. This amount was reflected in selling, general and administrative expenses on the accompanying consolidated statements of operations for the year ended June 30, 2000. During the year ended June 30, 2000, the Company had capitalized the sum of 229,000 pounds sterling ($323,000 at exchange rate on June 30, 2001), related to the actual software development. This capitalized amount was written off and is included in operating expenses in the accompanying consolidated statement of operations for the year ending June 30, 2001.

During May 2000, the Company halted the ongoing development being performed by Cap Gemini until specific funding could be obtained to complete the project. Since the project was not continued by November 30, 2000, the Company incurred a termination fee to Cap Gemini of 150,000 pounds sterling ($212,000 at exchange rate on June 30, 2001). This fee had the option to be credited against future invoices of Cap Gemini upon the continuation of the project. However, since the project was never continued the termination fee was expensed and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ending June 30, 2001.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001(continued)

12	Commitments and Contingencies

On November 12, 1999, a New York corporation, Big Blue Products, and its owners Jeffrey and Marie Alnwick (the “Alnwicks”), commenced an action individually and derivatively for the Dutch company, Big Blue Europe, against the Company and its founders and officers, John B. Gallagher and Harry D. Shields in the United States District Court, Eastern District of New York, Jeffrey Alnwick and Marie Alnwick v. European Micro Holdings, Inc., Eastern District of New York, Docket No. 99 CV 7380 (the “Alnwick Litigation”).

The complaint alleged thirty-three causes of action. Plaintiffs claimed, in substance, that defendants breached oral and written agreements relating to the management, operation and funding of Big Blue Europe. Specifically, plaintiffs alleged that defendants breached the joint venture agreement by which Big Blue Europe was formed, a licensing agreement for use of the “Big Blue” service mark in Europe, a non-competition agreement preventing Big Blue Europe from operating in the United States and several capital contribution agreements. Plaintiffs also claimed that defendants breached their fiduciary duties to the Alnwicks, engaged in fraudulent acts, aided and abetted breaches of fiduciary duties by others, misappropriated trade secrets and interfered with the employment contract of Big Blue Europe’s managing director. The complaint seeked unspecified compensatory and punitive damages, as well as injunctive relief restraining defendants from acting in violation of the alleged agreements.

Defendants moved to dismiss the complaint principally on the basis of forum non-conveniens in favor of existing proceedings in the Netherlands (commenced by European Micro UK), where a Dutch court appointed an independent director to oversee operations of the company. Defendants argued that any dispute between the shareholders and directors of the Dutch company, Big Blue Europe, which operated pursuant to Dutch law, should be resolved by a Dutch court.

The United States District Court for the Eastern District of New York dismissed 31 of the 33 claims brought against the Company on grounds of “forum non conveniens.” The Court decided that it would be more appropriate that these claims be adjudicated in The Netherlands, under Dutch Law. The Judge had granted the Plaintiffs in the case (Jeffrey and Marie Alnwick and Big Blue Products) the option to proceed with the remaining two allegations in United States District Court. Plaintiffs requested that these two counts also be dismissed. On April 19, 2001, the Plaintiffs filed a notice of appeal.

In October 2003, the Company and its affiliated defendants entered into a settlement agreement with the plaintiffs. In accordance with the agreement, all parties dismissed all actions and released all claims. For the years ended June 30, 2001 and June 30, 2000, the Company incurred approximately $514,000 and $800,000 respectfully, in costs related to such lawsuit.

In January 2001, Nor’Easter sued Arlington Computer Products, Inc. (“Arlington”) in the Superior Court of Rockingham County, New Hampshire, for breach of an agreement to pay for the purchase of laptop computers. Nor’Easter subsequently sued Arlington in the Circuit Court of Lake County, Illinois, to enforce a judgment obtained in the New Hampshire Litigation. In addition, Arlington sued Nor’Easter in the United States District Court for the Northern District of Illinois for breach of an agreement to sell Compaq computer memory modules. Nor’Easter filed a third party complaint in the Federal Litigation against Origin Micro, Inc. (“Origin”) for breach of an agreement to sell Compaq computer memory modules.

In June 2002, Nor’Easter and Arlington entered into a settlement agreement whereby on June 20, 2002, Arlington paid Nor’Easter the sum of $52,556 and both parties discontinued the litigation and released all claims against each other. In July 2002, Nor’Easter and Origin entered into a settlement agreement whereby on July 29, 2002, Origin paid Nor’Easter the sum of $49,000 and both parties discontinued the litigation and released all claims. These amounts are included in accounts receivable in the accompanying consolidated balance sheets as of June 30, 2001.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001(continued)

12	Commitments and Contingencies (continued)

In December 2001, a former shareholder of Sunbelt served a statutory demand upon European Micro Plc in the sum of 92,710 pounds sterling. This sum was subsequently reduced to 73,940 pounds sterling. On April 19, 2002 Judge Kershaw QC granted the European Micro Plc an injunction preventing the former shareholder from presenting a petition in this sum based upon the statutory demand. On July 31, 2002 the Court of Appeal dismissed European Micro Plc’s claim and ordered the costs to be paid. In August 2003, the debt plus costs and interest owed the former shareholder of Sunbelt was assigned to Harry Shields, a shareholder of European Micro Holdings, Inc., for the sum of 107,000 pounds sterling, (approximately $147,267 at exchange rate on June 30, 2001). This amount is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets as June 30, 2001.

The Company leases offices and certain equipment under non-cancelable operating leases and vehicles under capital leases. Future minimum lease payments under non-cancelable operating leases and capital leases as of June 30, 2001, (after giving effect to terminated leases for discontinued subsidiaries during fiscal year ending June 30, 2002) in aggregate for each of the five succeeding years is as follows (in thousands):

June 30,	Capital	Operating
2002	$67	$70
2003	94	25
2004	-	-
2005	-	-
2006	-	-

Total minimum lease payments	$161	$95

Less amount representing interest at rates ranging from 4.4% to 5.1%	(10)

Present value of net minimum capital lease payments	151
Current portion, included in accrued expenses and other current liabilities	(151)

Total obligations under capital leases excluding current portion	$-0-

Rental expense for the years ended June 30, 2001 and 2000 was $358,000 and $260,000 respectively.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001(continued)

13	Foreign Exchange Contracts

The Company utilized derivative financial instruments in the form of forward exchange contracts for the purpose of economic hedges of anticipated sale and purchase transactions. In addition the Company entered into economic hedges for the purposes of hedging foreign currency market exposures of underlying assets, liabilities and other obligations, which exist as part of its ongoing business operations.

Where the foreign currency exposure was covered by a forward foreign exchange contract the asset, liability or other obligation was recorded at the contracted rate each month end and the resultant mark-to-market gains and losses were recognized as cost of sales in the current period, generally consistent with the period in which the gain or loss of the underlying transaction was recognized. Cash flows associated with derivative transactions were classified in the statement of cash flows in a manner consistent with those of the exposure being hedged.

Exchange rate sensitivity

The table below summarizes information on foreign currency exchange contracts. The table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates (in thousands except exchange rates).

	Expected maturity or transaction date	Fair value
Foreign currency exchange contracts

June 30, 2001
No contracts at June 30, 2001

June 30, 2000
(Receive $US / pay £)	July 19, 2000
Contract amount	$2,000	$2,012
Average contractual exchange rate	1.5045 $US / £1

The fair value has been determined by applying the mid-price of the spread on the buy or sell rates as appropriate, of the relevant foreign currency at the balance sheet date. The mid-price used was that quoted by the Financial Times.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001(continued)

14	Related Party Information

Technology Express was owned and controlled by Harry D. Shields, who is Co-President and Co-Chairman of the Company.

Related party transactions are summarized as follows (in thousands):

	Year ended June 30,
	2001	2000
Sales
Technology Express	$214	$2,369

Purchases
Technology Express	$4,672	$3,986

Due from/to related parties

a)	No amounts were due from related parties at June 30, 2001.

b)	Due to related parties consists of following (in thousands):

June 30, 2001

John B. Gallagher	$660
Technology Express	1

$661

Facilities and equipment

The Company utilized approximately 350 square feet of office space and certain equipment owned by Technology Express for which it was not charged a fee.

Nature of related party relationships

The entities listed above were related to the company in the following manner:

Technology Express

Until 1996, Technology Express was a full service authorized reseller of computers and related products based in Nashville, Tennessee, selling primarily to end-users. Technology Express was sold to Inacom Computers in 1996. Concurrently with the sale, Mr. Shields founded a new computer company with the name Technology Express. This company was a distributor of computer products. Harry D. Shields, who is Co-Chairman, Co-President, a Director and shareholder (owning 31% of the outstanding shares) of European Micro Holdings, Inc., was president of Technology Express and owned 100% of the outstanding shares of capital stock of that company. Jay Nash, who is Chief Financial Officer, Treasurer and Secretary of European Micro Holdings, Inc., had been an employee of Technology Express since 1992.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001(continued)

14	Related Party Information (continued)

John B. Gallagher

John B. Gallagher is a Co-President, Co-Chairman of the Company and a significant shareholder. He was also a former 50% shareholder of AMCC.

15	Segment Information

The Company operated predominately in a single industry segment as a wholesale distributor of computer-based technology products and services. Geographic areas in which the Company operated include North America (United States and Canada), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Great Britain, Greece, Holland, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, and Sweden), and Other (Singapore). The Company’s reportable operating segments were based on geographic location generating the revenue, and the measure of segment profit was income from operations. The accounting policies of the segments were the same as those described in Note 1 - Summary of Significant Accounting Policies and Organization.

Financial information by geographic segments is as follows (in thousands):

	Year Ended June 30,
	2001	2000
Net Sales:
North America	$31,695	$38,560
Europe	42,859	65,822
Other	19,539	11,111
Total	$94,093	$115,493

Loss From Operations:
North America	$(4,134)	$(1,835)
Europe	(3,611)	(723)
Other	(229)	(141)
Total	$(7,974)	$(2,699)

Identifiable Assets:
North America	$2,987	$8,402
Europe	10,798	20,701
Other	283	1,110
Total	$14,068	$30,213

The Company did not have any suppliers where purchases were in excess of 10% as a percentage of total sales in the years ended June 30, 2001 and 2000.

The Company did not have any customers with sales in excess of 10% as a percentage of total sales in the years ended June 30, 2001 or 2000.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001(continued)

16	Loss per share

	Years ended June 30,
	2001	2000

Net loss (in thousands)	$(8,976)	$(3,207)

Weighted average number of shares

Outstanding common stock during the period	4,977,280	4,933,900
Contingently issuable shares	-	74,251

Basic weighted average number of shares	4,977,280	5,008,151

Effect of dilutive stock options and other contingent shares	-	-

Diluted weighted average number of shares	4,977,280	5,008,151

Basic loss per share	$(1.80)	$(0.64)

Diluted loss per share	$(1.80)	$(0.64)

During the year-ended June 30, 2001, the Company issued options to purchase 223,500 shares of its common stock at exercise prices ranging from $2.00 to $7.06. The above dilutive earnings per share calculations exclude the effect of options to purchase 1,054,500 and 330,500 for the years ended June 30, 2001 and 2000, respectively, shares of common stock at exercise prices ranging from $2.00 to $12.00 because they were anti-dilutive. Also, see Note 6 related to contingently issuable shares related to an acquisition. The effect of contingent shares related to the guaranteed earn-out amount not paid at the closing of the Sunbelt acquisition and the effect of satisfactory completion of part of the second contingent earn-out has been included in the above basic earnings per share calculations.  The effect of contingent shares related to the first earn-out of American Micro is not included, as such payment was paid in cash in March 2000. The effect of contingent shares related to second earn-out of American Micro is not included, as such payment was reflected in a note payable to original shareholders of American Micro. See Note 19.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001(continued)

17	Stockholders’ Equity, Stock Options and Incentive Plans

Issuance of Common Stock

On December 12, 2000, the Company issued 37,754 shares of the Company’s common stock having a fair value of $150,789 to the former 60% Sunbelt shareholder for payment of the remaining 20% of the guaranteed portion of the purchase price and the portion of the second contingent earn-out payment related to the volume purchases from the Far-East. The number of shares to be issued was calculated based on the average traded price of the stock over the previous 30 days, which was $3.994. On March 12, 2001, the Company issued another 32,993 shares of the Company’s common stock having a fair value of $65,788 to the former 60% Sunbelt shareholder, based on a renegotiation of the amount due. The additional amount due was calculated based on the average traded price of the stock over the previous 30 days, which was $1.994.

Equity Line of Credit

On August 24, 2000, European Micro Holdings, Inc. entered into an Equity Line of Credit (the “Equity Credit Line”). The Company incurred costs of $217,000 to obtain and execute the Equity Credit Line. On December 20, 2000, the Company raised $50,000 by issuing 25,020 shares of common stock under the Equity Credit Line. The Company and the investor agreed to terminate the Equity Credit Line effective May 15, 2001. In connection with such termination, all outstanding warrants held by the investor and the placement agent were terminated. The Company agreed to issue the placement agent warrants to purchase 500,000 shares of common stock at $5.00 per share, which warrants become exercisable only if the closing bid price of such common stock is $4.00 per share or more for ten consecutive trading days. These warrants expired on August 23, 2005. Since the closing bid price of the common stock was never $4.00 for ten consecutive trading days, the warrants never became exercisable, and as such no expense was recognized.

On May 15, 2001, the Company also terminated a consulting agreement that was entered into in connection with the Equity Credit Line. On August 8, 2000, under the consulting arrangement, the Company issued to the consultant options to purchase 100,000 shares of its common stock at an exercise price of $4.55. In connection with the termination, the options issued to this consultant were terminated. The Company expensed $105,000 of the value in the year ended June 30, 2001.

Employee Stock Purchase Plan

In January 1998, European Micro Holdings, Inc. adopted the 1998 Employee Stock Purchase Plan (the “employee plan”). A total of 50,000 common shares have been reserved for issuance under the plan. The shares issued under the employee plan will be purchased at 85% of market value or such higher percentage (not in excess of 100%) as may be established by the employee plan committee. The employee plan shall remain in effect until terminated by an action of the Board. No shares had been issued as of June 30, 2001.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001(continued)

17	Stockholders’ Equity, Stock Options and Incentive Plans (Continued)

Stock Incentive Plan

In January 1998, European Micro Holdings, Inc. adopted the 1998 Stock Incentive Plan (the “Plan”). A total of 500,000 common shares have been reserved for issuance under the Plan. The committee may grant to such participants as the committee may select options entitling the participants to purchase shares of common stock for the Company in such numbers, at such prices and on such terms and subject to such conditions, consistent with the terms of the Plan, as may be established by the committee. The Plan shall remain in effect until terminated by an action of the Board.

A summary of the Company’s stock incentive plan is as follows:

	2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	330,500	$9.95	339,000	$10.07
Granted	379,000	$4.07	20,000	$8.38
Exercised	-		-
Forfeited	(392,000)	($6.79)	(28,500)	($10.21)

Outstanding at year end	317,500	$6.84	330,500	$9.95

Available for grant at year end	182,500		169,500

Options outstanding

A summary of the options outstanding at June 30, 2001 is presented below:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 6/30/01	Weighted Average Remaining Life	Weighted Average Exercise Price	No. Exercisable at 6/30/01	Weighted Average Exercise Price

$2.00 - $12.00	317,500	8.53	$6.84	140,500	$4.14

Warrants issued to placement agent are not part of the stock incentive plan and as such are not included in the above tables.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001(continued)

18	Going Concern

The accompanying consolidated financial statements have been prepared in conformity with principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company had a net loss of $8,976,000, for the year ended June 30, 2001, a working capital deficiency of $499,000 and an accumulated deficit of $6,556,000 at June 30, 2001 which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is currently engaged in an ongoing orderly liquidation of the Company assets, and its plan to continue operations is to seek a suitable operating company to merge with.

In view of these matters, realization of certain of the assets in the accompanying financial statements is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that through its ongoing orderly liquidation of its assets and its future plan to merge with another operating company provides the opportunity for the Company to continue as a going concern.

19	Subsequent Events

During July, 2001 the management approved a plan for the complete liquidation of the Company. Accordingly, the Company is engaged in an ongoing orderly liquidation of its assets.

During August 2001, the lender on the European Micro UK’s line of credit demanded repayment. European Micro UK was able to repay the line of credit with a loan from a majority shareholder. Also during August 2001, the term loan of European Micro Holdings was repaid. (See Notes 8 and 9).

On September 1, 2001 the notes payable to the former American Micro shareholders were settled by transfer of all American Micro shares from European Micro Holdings to the former American Micro shareholders. See Notes 2 and 6 for further details. The following unaudited pro forma consolidated results of operations are presented as if the transfer of the American Micro shares had been made at the beginning of 2001 ($ in thousands, except share data):

Year Ended June 30, 2001

Net sales	$75,823
Net loss	($10,399)
Basic and diluted loss per share	($2.08)

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2001(continued)

19	Subsequent Events (Continued)

In December 2001, a former shareholder of Sunbelt served a statutory demand upon European Micro Plc in the sum of 92,710 pounds sterling. This sum was subsequently reduced to 73,940 pounds sterling. On April 19, 2002 Judge Kershaw QC granted the European Micro Plc an injunction preventing the former shareholder from presenting a petition in this sum based upon the statutory demand. On July 31, 2002 the Court of Appeal dismissed European Micro Plc’s claim and ordered the costs to be paid. In August 2003, the debt plus costs and interest owed the former shareholder of Sunbelt, which is included in accrued expenses and other current liabilities, was assigned to Harry Shields, a shareholder of European Micro Holdings, Inc., for the sum of 107,000 pounds sterling. This amount plus interest of 9,483 pounds sterling was repaid by European Micro UK to Harry Shields on August 10, 2004.

In June 2002, Nor’Easter and Arlington entered into a settlement agreement whereby Arlington paid Nor’Easter the sum of $52,556 and both parties discontinued the litigation and released all claims against each other. In July 2002, Nor’Easter and Origin entered into a settlement agreement whereby Origin paid Nor’Easter the sum of $49,000 and both parties discontinued the litigation and released all claims. (See Note 12)

In October 2003, the Company and its affiliated defendants entered into a settlement agreement with Big Blue Products whereby the plaintiffs discontinued the litigation and released all claims against the defendants. The parties bore their own legal costs and expenses and exchanged mutual releases. (See Note 12)

On July 12, 2005, the Company declared a cash dividend in the aggregate amount of $200,000 on the issued and outstanding shares of Common Stock held by shareholders of record as of August 1, 2005. The dividend was paid September 1, 2005. As of July 31, 2006, liquidation is almost complete with the only asset being cash in the approximate amount of $20,000.