Form 10QSB
period 2001-09-30
EUROPEAN MICRO HOLDINGS INC
filed 2006-10-16
CIK 1052914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

Commission File Number 333-44393

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________TO __________________

EUROPEAN MICRO HOLDINGS, INC.
(Exact name of registrant as specified in charter)

Nevada	65-0803752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

450 Fairway Drive, Suite 105, Deerfield Beach, Florida	33441
(Address of principal executive offices)	(Zip)

(954) 596-0249
Issuer’s telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of [July 31, 2006], the Company had 5,029,667 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PART I

Financial Information

Item 1.  Financial Statements.

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Net Assets in Liquidation (Unaudited)
as of September 30, 2001 (Liquidation Basis)	3

Condensed Consolidated Statement of Changes in Net Assets (Unaudited) for the Three Months Ended
September 30, 2001 (Liquidation Basis) and Condensed Consolidated Statement of Operations for the
Three Months Ended September 30, 2000 (Going Concern Basis)	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended
September 30, 2001 (Liquidation Basis) and for the Three Months Ended
September 30, 2000 (Going Concern Basis)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Net Assets in liquidation as of September 30, 2001
(Liquidation Basis)
(In thousands)
(Unaudited)

September 30, 2001
ASSETS
ASSETS:
Property and equipment held for sale	$2,390
Cash	477
Accounts receivable, net	3,039
Inventories, net	911
Prepaid expenses	349
Income taxes receivable	781
Other assets	243

TOTAL ASSETS	$8,190
LIABILITIES
LIABILITIES:
Short-term borrowings	$2,116
Current portion of long-term borrowings	1,454
Accounts payable	859
Accrued expenses and other liabilities	847
Due to related parties	1,813

TOTAL LIABILITIES	$7,089

COMMITMENT AND CONTINGENCIES

NET ASSETS IN LIQUIDATION (available to holders of Common Stock)	$1,101

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Net Assets for the Three Months Ended September 30, 2001
 (Liquidation Basis) and Condensed Consolidated Statement of Operations for the Three Months Ended
September 30, 2000 (Going Concern Basis)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2001	2000
SALES:
Net sales to unrelated parties	$9,636	$29,014
Net sales to related parties	-	54

Total net sales	9,636	29,068

COST OF GOODS SOLD:
Cost of goods sold to unrelated parties	(8,398)	(25,858)
Cost of goods sold to related parties	-	(54)

Total cost of goods sold	(8,398)	(25,912)

GROSS PROFIT	1,238	3,156

OPERATING EXPENSES:
Selling, general and administrative expenses	(1,376)	(2,883)

INCOME (LOSS) FROM OPERATIONS	(138)	273

OTHER INCOME (EXPENSE)
Interest expense, net	(158)	(296)
Forgiveness of debt	686	-
Loss on rescission of American Micro purchase	(1,345)	-

TOTAL OTHER INCOME (EXPENSE)	(817)	(1,078)

LOSS BEFORE INCOME TAXES	(955)	(23)

Income tax expense	(47)	(45)

NET LOSS	(1,002)	$(68)

NET ASSETS BEGINNING OF PERIOD	2,067

EFFECT OF FOREIGN EXCHANGE RATES	36

NET ASSETS IN LIQUIDATION AT SEPTEMBER 30, 2001	$1,101

Net loss per share - basic and diluted		$(0.01)

Weighted average number of shares outstanding - basic and diluted		5,001,954

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	(Liquidation Basis)	(Going Concern Basis)
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,002)	$(68)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	160
Deferred income taxes	—	(23)
Forgiveness of debt	(686)	—
Loss on rescission of American Micro purchase	1,345	—
Provision for note receivable impairment	—	252
Compensation charge for non-employee stock options	—	113
Changes in assets and liabilities, net of effects from disposition
Accounts receivable	2,379	566
Inventories	1,954	(1,277)
Prepaid expenses and other assets	(677)	28
Income tax receivable	(264)	10
Accounts payable	(320)	(596)
Accrued expenses and other liabilities	(211)	(274)
Due to related parties	1,811	282

Net cash provided by (used in ) operating activities	4,329	(827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(144)
Sale of property and equipment	32	46

Net cash provided by (used in) investing activities	32	(98)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in short-term borrowings, net	(3,568)	397
Repayment of long-term borrowings	(674)	(159)
Repayment of capital leases	(24)	—

Net cash (used in) provided by financing activities	(4,266)	238

Net cash transferred in disposition	(65)	-

Effect of foreign exchange rates	(36)	47

NET DECREASE IN CASH	(6)	(640)
Cash at beginning of period	483	1,222

CASH AT END OF PERIOD	$477	$582

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	(Liquidation Basis)	(Going Concern Basis)
	2001	2000
Supplemental disclosure of cash flow information:
Cash paid for interest	$158	$296

Cash paid for taxes	$-	$84

Supplemental schedule of noncash investing and financing activities

On September 1, 2001 the notes payable in the amount of $1,318,000 to the former American Micro shareholders were settled by transfer of all American Micro shares from European Micro Holdings to the former American Micro shareholders. The following represents the assets and liabilities transferred by the settlement of the notes payable.

Book value of assets transferred	$2,682

Book value of liabilities transferred	$1,337

See accompanying notes to condensed consolidated financial statements.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2001
(Unaudited)

1 Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”), and under the liquidation basis of accounting since July 1, 2001, and pursuant to the rules and regulations for reporting on Form 10-QSB. These financial statements have not been audited by independent public accountants but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. Accordingly, certain information and notes required by GAAP for complete financial statements are not included herein. The interim statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-KSB.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Property & Equipment Held for Sale

Prior to the adoption of the liquidation basis of accounting, property and equipment were recorded at cost. Property and equipment held under capital leases were stated at the present value of minimum lease payments at the inception of the related leases. Depreciation was calculated using the straight line method over their estimated useful lives as follows: Furniture, fixtures & equipment, 2-7 years and motor vehicles and other, 4 years. Property and equipment held under capital leases and leasehold improvements to property under operating leases were amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the assets. The cost of additions and betterments were capitalized, and repairs and maintenance costs were charged to operations in the period incurred. When depreciable assets were retired or sold, the cost and related allowances for depreciation were removed from the accounts and the gain or loss was recognized. The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based upon a comprehensive review of all liquidity circumstances and current market conditions, the Company determined that the value of certain property and equipment was impaired. As a result of this determination, for the year ended June 30, 2001, the Company abandoned, discarded and wrote-off $171,440 in property and equipment. The Company also wrote-down $422,123 in property and equipment to net realizable value. The total impairment of $593,563 was included in operating expenses in the accompanying consolidated statement of operations for the year ended June 30, 2001.

As a result of recording the write-off in the year ended June 30, 2001, no adjustments are needed to reflect the change to liquidation basis of accounting.

Depreciation and Amortization

Depreciation expense was not recorded during the three-month period ended September 30, 2001 because, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, substantially all of the Company’s long-lived assets are deemed to be held for sale.

Loss Per Common Share

Loss per common share is presented for the three-month period ended September 30, 2000 under two formats: basic loss per common share and diluted loss per common share. Basic loss per common share is computed based on the weighted average shares outstanding, including contingently issuable shares for which all contingencies have been met, and excludes any potential dilution. Diluted earnings per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period.

Since the adoption of the liquidation basis of accounting on July 1, 2001, loss per share was not computed as such amounts are not deemed to be meaningful.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2001
(Unaudited)

2 Liquidation

The Company had suffered operating losses in fiscal 2000 and 2001. Ongoing legal costs associated with the litigation related to Big Blue Europe, (See Note 8), the costs associated with the Company’s electronic commerce strategy, increases in general overhead costs, and increased interest expense due primarily to increased borrowings, coupled with decreasing sales volumes and gross profit margins, have negatively impacted operating results. These factors resulted in the noncompliance of the financial covenants of the Company’s loan agreements. Due to these operating results and the covenant violations, the lender on the American Micro and Nor'Easter lines of credit and the European Micro Holdings, Inc. term loan demanded repayment of the Nor'Easter line of credit before June 15, 2001 and the American Micro line of credit and the European Micro Holdings term loan by August 15, 2001. As a result, during April 2001, the Company decided to cease operations at Nor’Easter and during June 2001, the Company decided to cease operations at Colchester. The Nor’Easter line of credit was repaid on June 15, 2001. The American Micro line of credit was repaid during May 2001. The European Micro Holdings term loan was repaid on August 21, 2001. See Notes 4 and 5 for details.

The contingent earn-out payment of the American Micro acquisition relating to two times the after tax earnings for calendar year 2000 of approximately $1,839,000 was due to the former American Micro shareholders. As a result of financial restrictions imposed by the lender on the American Micro and Nor’Easter lines of credit, on February 20, 2001, the Company delivered two Secured Promissory Notes (“Notes”) to the former American Micro shareholders in the original amount of $823,712 each. The Notes called for monthly principal payments of $50,000, plus interest at 8% commencing April 1, 2001, subject to financial covenant restrictions. Each Note was due in full within (30) days of the satisfaction of the American Micro and Nor’Easter lines of credit. On July 15, 2001, the Company notified the former American Micro shareholders that it would be unable to meet its obligations under each Note. After the repayment of the American Micro and Nor’Easter lines of credit along with the repayment of the European Micro Holdings, Inc. term loan, the Company was no longer restricted from performing its obligations to the American Micro shareholders. On August 22, 2001 the former American Micro shareholders demanded full payment of the Notes. On September 1, 2001 the Notes to the former American Micro shareholders were settled by transfer of all American Micro shares from European Micro Holdings to the former American Micro shareholders. See Note 3.

Another factor that negatively impacted the Company’s liquidity was the terms of the borrowing arrangements of European Micro UK. European Micro UK’s borrowing capacity was subject to termination by the lender at lender’s sole discretion and during August, 2001 the lender on the European Micro UK’s line of credit demanded repayment. European Micro UK was able to repay the line of credit with a loan from a significant shareholder. This loan in the amount of $1,813,000 is included in due to related parties in the accompanying condensed consolidated statement of net assets in liquidation as of September 30, 2001. See Notes 4 and 6 for details.

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

3 Goodwill

On October 26, 1998, European Micro UK acquired all of the outstanding shares of capital stock of Sunbelt (UK) Limited (“Sunbelt”). The Sunbelt purchase price (settled in pounds sterling) was comprised of a guaranteed portion and two contingent earn-out payments. The guaranteed portion of the purchase price, which was based upon Sunbelt’s net book value at closing and a multiple of its fiscal year 1998 pre-tax earnings, was 940,000 pounds sterling (approximately $1,385,000 at exchange rate on September 30, 2001). Of this guaranteed amount, approximately 360,000 pounds sterling (approximately $530,000 at exchange rate on September 30, 2001) was paid in cash at closing. The unpaid balance of the guaranteed consideration included a note payable to the former 40% Sunbelt shareholder in the amount of 240,163 pounds sterling ($358,000 at exchange rate on September 30, 2001) with terms to be repaid in November 2005, subject to early repayment at the option of the note holder at any time after June 1, 1999. Such note payable was secured by a cash account of equal amount. The former 40% Sunbelt shareholder exercised his repayment option during the 3rd quarter of fiscal year 2001. The portion of the second contingent earn-out payment related to the volume purchases from the Far-East of 129,758 pounds sterling ($191,000 at exchange rate on September 30, 2001) has been paid by a cash payment in the amount of 112,966 pounds sterling ($166,000 at exchange rate on September 30, 2001) to the former 40% Sunbelt shareholder on November 20, 2000 and by the issuance of 37,754 and 32,993 shares of the Company's common stock to the former 60% Sunbelt shareholder on December 12, 2000 and on March 12, 2001. The Company had the option of paying amounts due to the former Sunbelt shareholders in common stock of European Micro Holdings, Inc. If the Company elected to pay any portion of the purchase price in shares of the Company’s common stock, then Sunbelt’s shareholders had fifteen days to make arrangements to sell such shares over the next forty trading days. If the sale of such shares resulted in net proceeds of less than the purchase price, then the Company would pay the difference in cash to Sunbelt’s shareholders. See Note 8.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2001
(Unaudited)

At June 30, 2001 the goodwill from the Sunbelt transaction was considered to be 100% impaired and as such was written-off.

On November 12, 1998, European Micro UK acquired the assets of H&B Trading International BV (“H&B”). The acquisition of H&B was accounted for as a purchase. The base purchase price, subject to adjustment, of approximately 125,000 Dutch guilders ($52,000 at exchange rate on September 30, 2001) exceeded the estimated value of net assets acquired by approximately 85,000 Dutch guilders ($35,000 at exchange rate on September 30, 2001). At June 30, 2001 the goodwill from the H&B transaction was considered to be 100% impaired and as such was written-off.

The Company acquired American Surgical Supply Corp. of Florida d/b/a/ American Micro Computer Center (“AMCC”), in a merger on July 1, 1999. The transaction was structured as a merger of AMCC with and into the newly formed, wholly owned subsidiary of the Company. Upon consummation of the merger, the subsidiary’s name was changed to American Micro Computer Center, Inc. (“American Micro”). The purchase price for AMCC was equal to $1,131,000, plus an earn-out amount payable in cash or shares of the Company’s common stock (at the Company’s discretion) equal to two times the after-tax earnings of American Micro in calendar year 1999 and two times the after-tax earnings of American Micro in calendar year 2000. The portion of the purchase price paid at closing was funded through the Company’s working capital. In addition, the Company assumed all outstanding indebtedness of AMCC, including a shareholder loan in the approximate amount of $289,000. This loan was owed to the father of John B. Gallagher, the Company’s Co-President, Co-Chairman and significant shareholder. This note was repaid in full in November 1999. If the Company elected to pay any portion of the purchase price in shares of the Company’s common stock, then AMCC’s former shareholders had fifteen days to make arrangements to sell such shares over the next forty trading days. If the sale of such shares resulted in net proceeds of less than the purchase price, then the Company would pay the difference in cash to AMCC’s shareholders.

The acquisition of AMCC was accounted for as a purchase. The base purchase price, inclusive of transaction costs, of approximately $1,315,000 exceeded the estimated fair market value of net assets acquired by approximately $817,000, which constitutes goodwill and which was amortized on a straight-line basis over 20 years. The results of operations of American Micro, since acquisition, have been included in the accompanying consolidated financial statements. The contingent earn-out payment relating to two times the after tax earnings for calendar year 1999 of approximately $600,000 was paid in March 2000 and is reflected in goodwill, net. The contingent earn-out payment relating to two times the after tax earnings for calendar year 2000 of approximately $1,839,000 was added to goodwill, net. The second earn-out payment was due in monthly principal payments of $50,000, plus interest at 8% commencing April 1, 2001, subject to financial covenant restrictions. This amount was secured by a pledge of the shares of common stock of American Micro held by the Company. On September 1, 2001 the notes payable to the former American Micro shareholders were settled by transfer of all American Micro shares from European Micro Holdings to the former American Micro shareholders, hence the goodwill from the American Micro transaction was considered to be 100% impaired and as such was written-off at June 30, 2001.

The following unaudited pro forma consolidated results of operations are presented as if the transfer of the American Micro shares had been made at the beginning of fiscal 2001 ($ in thousands, except share data):

Three Months Ended September 30, 2000

Net sales	$24,879
Net loss	($482)
Basic and diluted loss per share	($0.10)

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2001
(Unaudited)

In the fourth quarter of fiscal 2001, the Company recorded an impairment loss of $4,387,000 representing the entire amount of goodwill from the acquisitions of AMCC, Sunbelt and H&B. The impairment loss was included in other income (expenses) in the consolidated statement of operations for the year ended June 30, 2001.

4 Short-term borrowings

Short-term borrowings consist of $2,116,000 in receivable financing. Receivable financing represents borrowings secured by various accounts receivable of European Micro UK totaling $3.0 million at September 30, 2001. The receivable financing provided for a borrowing base of 85% of accounts receivable, with a limit of 4.5 million pounds sterling ($6.6 million at exchange rate on September 30, 2001). The finance company which provided the receivable financing facility had full recourse to European Micro UK with respect to any doubtful or unrecovered amounts. Interest was charged on the receivable financing balance at 1.25% above the bank borrowing rate of 5.25% at September 30, 2001.

European Micro UK had a bank line of credit (the “European Micro UK Working Capital Facility”) which was secured by a mortgage debenture on all the assets of European Micro UK and was subordinated to the receivable financing and the capital leases. The facility, which was subject to review in July each year, had been extended to September 2001 and was due on demand. Maximum borrowing capacity under this facility was 2.0 million pounds. During August, 2001 the lender on the European Micro UK’s line of credit demanded repayment. European Micro UK was able to repay the line of credit with a loan from a significant shareholder. This loan in the amount of $1,813,000 is included in due to related parties in the accompanying condensed consolidated statement of net assets in liquidation as of September 30, 2001.

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

On October 5, 2000, the Company received a waiver of the covenant violations for the June 30, 2000 reporting date for the American Micro and Nor’Easter lines of credit. The Company and the bank terminated the existing lines of credit and entered into a new borrowing arrangement whereby each of American Micro and Nor’Easter had a working capital line of credit equal to the lesser of (i) $1.5 million or (ii) the sum of 85% of eligible accounts receivable, plus the lesser of 50% of eligible inventory or $750,000. Interest was paid monthly at a floating rate of 50 basis points over the bank’s base rate. The term of the new arrangements was for one year from the closing date. The new facilities also required the companies to maintain depository accounts at the bank, whose daily receipts were applied against outstanding borrowings under the lines of credit. The new facilities also placed certain restrictions on the companies’ ability to pay dividends and to make capital expenditures, among other things, and also included a provision whereby the lender could declare a default based on subjective criteria. Collateral under the new credit line facilities consisted of a first priority lien on all assets of American Micro and Nor’Easter. Messrs. Gallagher and Shields guaranteed the borrowings under these arrangements. Mr. Shields pledged personal assets as additional collateral and further agreed to maintain certain personal financial statement liquidity levels. These borrowings were cross-collateralized and cross-defaulted with borrowings under the $1.5 million term loan to European Micro Holdings, Inc. discussed in Note 5.

The Company was again not in compliance with the new loan agreement financial covenants during fiscal year 2001. The Company was not able to obtain waivers from these covenant violations existing at March 31, 2001 and June 30, 2001. Due to the poor operating results and the covenant violations, the lender on the American Micro and Nor'Easter lines of credit and the European Micro Holdings, Inc. term loan agreed to waive the covenant violations subject to the Nor'Easter line of credit being repaid before June 15, 2001 and the American Micro line of credit and the European Micro Holdings term loan being repaid by August 15, 2001. The Nor’Easter line of credit was repaid on June 15, 2001. The American Micro line of credit was repaid during April 2001. The European Micro Holdings term loan was repaid on August 21, 2001. See Note 5.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2001
(Unaudited)

5 Long-term borrowings

Long-term borrowings consist of the following (in thousands):

September 30, 2001

Mortgage loan note	$1,359
Term Loan	-
Other long-term borrowings	95
$1,454
Less current maturities of long-term borrowings	(1,454)
Total long-term borrowings	$-

On July 16, 1999, European Micro UK purchased the office building in which it had previously been leasing space for 1,705,000 pounds sterling ($2,511,000 at September 30, 2001). The purchase price was financed in part by a loan in the amount of 1,312,000 pounds sterling ($1,932,000 at September 30, 2001). This loan called for monthly payments of principal and interest in the amount of 15,588 pounds sterling ($22,960 at September 30, 2001) and had a maturity date of July 2009. The mortgage loan note bore interest at a fixed rate of 7.6%. The mortgage loan note included certain financial and non-financial covenants and restrictions. The agreement also contained a provision whereby the lender could have declared a default based on subjective criteria. The financial covenants were measured using the financial results of European Micro UK as of each fiscal year end. Based upon European Micro UK’s fiscal year end operating results, European Micro UK was out of compliance with one of the covenant requirements at June 30, 2001 and September 30, 2001. The Company was not able to obtain a waiver of this non-compliance. Therefore, the total amount outstanding under the mortgage loan note was reflected in current maturities of long term borrowings at September 30, 2001 European Micro UK sold the office building effective March 31, 2002 for 1,510,000 pounds sterling ($2,143,000 at March 31, 2002). Proceeds from the sale were held in escrow at March 31, 2002. The proceeds were released from escrow on April 5, 2002, at which time the mortgage loan note secured by the office building plus accrued interest was paid in full in the amount of 1,102,000 pounds sterling ($1,564,000 at March 31, 2002). The remaining proceeds of 369,000 pounds sterling ($523,000 at March 31, 2002), after commissions and legal fees of 39,000 pounds sterling, were paid down on the related party note payable to Harry Shields.

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

This term loan agreement was with the same lender as the Nor’Easter Micro and American Micro line of credit facilities discussed in Note 4, and was cross-collateralized and cross-defaulted with these line of credit facilities. The agreement also contained a provision whereby the lender could declare a default based on subjective criteria. Further, the term loan credit agreement contained loan covenant requirements. The Company was not in compliance with certain financial covenants. This term loan was repaid in full on August 21, 2001.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2001
(Unaudited)

6 Related party transactions

Related party transactions are summarized as follows (in thousands):

	Three months ended September 30,
	2001	2000
Sales to:
Technology Express	$-	$54
Purchases from:
Technology Express	$-	$1,564

Due from/to related parties

a)	No amounts were due from related parties at September 30, 2001.

b)	Due to related parties consists of a note payable to Harry Shields in the amount of $1,813,000.

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

Harry Shields

Harry D. Shields is Co-Chairman, Co-President, a Director and shareholder (owning 31% of the outstanding shares) of European Micro Holdings, Inc.

Facilities and equipment

The Company utilized approximately 350 square feet of office space and certain equipment owned by Technology Express for which it was not charged a fee.

7 Equity Line of Credit

On August 24, 2000, European Micro Holdings, Inc. entered into an Equity Line of Credit (the “Equity Credit Line”). The Company incurred costs of $217,000 to obtain and execute the Equity Line of Credit. On December 20, 2000, the Company raised $50,000 by issuing 25,020 shares of common stock under the Equity Line of Credit. The Company and the investor agreed to terminate the Equity Line of Credit effective May 15, 2001. In connection with such termination, all outstanding warrants held by the investor and the placement agent were terminated. The Company agreed to issue the placement agent warrants to purchase 500,000 shares of common stock at $5.00 per share, which warrants become exercisable only if the closing bid price of such common stock is $4.00 per share or more for ten consecutive trading days. These warrants expired on August 23, 2005. Since the closing bid price of the common stock was never $4.00 for ten consecutive trading days, the warrants never became exercisable, and as such no expense was recognized.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2001
(Unaudited)

8 Commitments and Contingencies

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

In June 2002, Nor’Easter and Arlington entered into a settlement agreement whereby on June 20, 2002, Arlington paid Nor’Easter the sum of $52,556 and both parties discontinued the litigation and released all claims against each other. In July 2002, Nor’Easter and Origin entered into a settlement agreement whereby on July 29, 2002, Origin paid Nor’Easter the sum of $49,000 and both parties discontinued the litigation and released all claims. These amounts are included in accounts receivable in the accompanying condensed consolidated statement of net assets in liquidation as of September 30, 2001.

In December 2001, a former shareholder of Sunbelt served a statutory demand upon European Micro Plc in the sum of 92,710 pounds sterling. This sum was subsequently reduced to 73,940 pounds sterling. On April 19, 2002 Judge Kershaw QC granted the European Micro Plc an injunction preventing the former shareholder from presenting a petition in this sum based upon the statutory demand. On July 31, 2002 the Court of Appeal dismissed European Micro Plc’s claim and ordered the costs to be paid. In August 2003, the debt plus costs and interest owed the former shareholder of Sunbelt was assigned to Harry Shields, a shareholder of European Micro Holdings, Inc., for the sum of 107,000 pounds sterling, (approximately $157,600 at exchange rate on September 30, 2001). This amount is included in accrued expenses and other current liabilities in the accompanying condensed consolidated statement of net assets in liquidation as of September 30, 2001.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2001
(Unaudited)

9 Subsequent Events

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

Effective March 31, 2002, European Micro UK sold their office building for 1,510,000 pounds sterling ($2,143,000 at March 31, 2002). Proceeds from the sale were held in escrow at March 31, 2002. The proceeds were released from escrow on April 5, 2002, at which time the mortgage loan note secured by the office building plus accrued interest was paid in full in the amount of 1,102,000 pounds sterling ($1,564,000 at March 31, 2002). The remaining proceeds of 369,000 pounds sterling ($523,000 at March 31, 2002), after commissions and legal fees of 39,000 pounds sterling, were paid down on the related party note payable to Harry Shields.

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

EUROPEAN MICRO HOLDINGS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere in this filing.

Certain statements within this Item and throughout this filing and the documents incorporated herein are “forward-looking statements” as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected.

Critical Accounting Estimates

The Company’s only critical accounting estimate pertains to fair value measurement in applying the liquidation basis of accounting. Management’s estimate of fair value is based upon the actual amounts collected from the liquidation of the assets and liabilities. Management does not believe these estimates could significantly change in the future.

For the purpose of the following analysis, 2000 information is presented on the going concern basis.

Three-Month Period Ended September 30, 2001 and 2000

Total Net Sales. Total net sales decreased $19.3 million, or 67%, from $29 million in the three-month period ended September 30, 2000 to $9.7 million in the comparable period in 2001. The decrease in sales was a result of liquidity problems and closures of the Company’s operations. Nor’Easter’s operations were closed in April 2001. Colchester’s operations were closed during July 2001. In addition, American Micro was transferred back to its original shareholders on September 1, 2001, in settlement of notes payable. European Micro UK ceased operations in October 2001. As a result of these closures and transfers, the Company ceased generating revenue during the first half of fiscal 2002.

Gross Profit. Gross profit decreased $2.0 million, or 61%, from $3.2 million in the three-month period ended September 30, 2000, to $1.2 million in the comparable period in 2001. This decrease was primarily due to lower sales volume due to the closings of the Company’s operating subsidiaries.

Gross margins increased by 2% from 10.9% in the three-month period ended September 30, 2000 to 12.9% in the comparable period in 2001. This increase was related to above normal margins obtained at American Micro during the two months, July and August 2001, in which American Micro results were included.

Operating Expenses. Operating expenses as a percentage of total net sales increased from 9.9% in the three-month period ended September 30, 2000 to 14.3% in the comparable period in 2001. This increase was attributable to an increase in operating expenses as a percentage of total net sales from 10.6% to 15.2% at American Micro, which was due to an increase in sales commissions and payroll expense. This increase was also attributable to an increase in operating expenses as a percentage of total net sales from 7.8% to 9.5% at European Micro UK, which was due to a decrease in sales due to liquidity problems.

Interest Expense. Interest expense, net decreased by $138,000 from $296,000 in three-month period ended September 30, 2000 to $158,000 in the comparable period in 2001. This was attributable to a decrease in short-term borrowings and long-term borrowings due to loans being called by the lenders.

Income Taxes. The company recorded tax expense of $47,000 related to the tax adjustments at European Micro UK, however the Company has not accrued a tax benefit for operating losses in the United States or Singapore as realization is not considered more likely than not.

EUROPEAN MICRO HOLDINGS, INC.

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

General. The Company had suffered operating losses in fiscal 2000 and 2001. Ongoing legal costs associated with the litigation related to Big Blue Europe, the costs associated with the Company’s electronic commerce strategy, increases in general overhead costs, and increased interest expense due primarily to increased borrowings, coupled with decreasing sales volumes and gross profit margins, negatively impacted operating results. These factors resulted in the noncompliance of the financial covenants of the Company’s loan agreements. Due to these operating results and the covenant violations, the lender on the American Micro and Nor'Easter lines of credit and the European Micro Holdings, Inc. term loan demanded repayment of the Nor'Easter line of credit before June 15, 2001 and the American Micro line of credit and the European Micro Holdings term loan by August 15, 2001. As a result, during April 2001, the Company decided to cease operations at Nor’Easter and during June 2001, the Company decided to cease operation at Colchester. The Nor’Easter line of credit was repaid on June 15, 2001. The American Micro line of credit was repaid during May 2001. The European Micro Holdings term loan was repaid on August 21, 2001.

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

EUROPEAN MICRO HOLDINGS, INC.

Long-Term Capital. The Company’s long-term capital needs were historically met from the sales of securities and long-term borrowings. Certain long-term funding was supplied to the Company in the form of capital lease agreements and term loans. The capital lease agreements were secured by vehicles owned by the Company. As of September 30, 2001, the borrowings were $95,000.

On October 28, 1999, the Company obtained a $1.5 million term loan. The term loan agreement was with the same lender as the Nor’easter Micro and American Micro line of credit facilities discussed above. Further, the term loan credit agreement contained similar loan covenant requirements. The term loan was to be repaid with quarterly payments of $125,000 over three years. The term loan bore interest at the one-month LIBOR plus two and one-quarter percentage points (2.25%). Seven payments were made, bringing the balance down to $625,000 at June 30, 2001. The term loan was secured by substantially all of the assets of the Company. As partial security for this loan, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. In addition, Mr. Shields pledged personal assets as additional collateral and further agreed to maintain certain personal financial statement liquidity levels. As described above, the Company was not in compliance with loan covenants for the June 30, 2001 reporting period. This term loan was repaid on August 21, 2001.

On July 16, 1999, European Micro UK purchased the office building in which it had previously been leasing space for 1,705,000 pounds sterling ($2,511,000 at September 30, 2001). The purchase price was financed in part by a loan in the amount of 1,312,000 pounds sterling ($1,932,000 at September 30, 2001). This loan called for monthly payments of principal and interest in the amount of 15,588 pounds sterling ($22,960 at September 30, 2001) and had a maturity date of July 2009. The mortgage loan note bore interest at a fixed rate of 7.6%. The mortgage loan note included certain financial and non-financial covenants and restrictions. The agreement also contained a provision whereby the lender could have declared a default based on subjective criteria. The financial covenants were measured using the financial results of European Micro UK as of each fiscal year end. Based upon European Micro UK’s fiscal year end operating results, European Micro UK was out of compliance with one of the covenant requirements at June 30, 2001 and September 30, 2001. The Company was not able to obtain a waiver of this non-compliance. Therefore, the total amount outstanding under the mortgage loan note was reflected in current maturities of long term borrowings at September 30, 2001. European Micro UK sold the office building effective March 31, 2002 for 1,510,000 pounds sterling ($2,143,000 at March 31, 2002). Proceeds from the sale were held in escrow at March 31, 2002. The proceeds were released from escrow on April 5, 2002, at which time the mortgage loan note secured by the office building plus accrued interest was paid in full in the amount of 1,102,000 pounds sterling ($1,564,000 at March 31, 2002). The remaining proceeds of 369,000 pounds sterling ($523,000 at March 31, 2002), after commissions and legal fees of 39,000 pounds sterling, were paid down on the related party note payable to Harry Shields.

On August 24, 2000, European Micro Holdings, Inc. entered into an Equity Line of Credit (the “Equity Credit Line”). The Company raised $50,000 by issuing 25,020 shares of common stock under the Equity Line of Credit. The Company and the investor agreed to terminate the Equity Line of Credit effective May 15, 2001. In connection with such termination, all outstanding warrants held by the investor and the placement agent were terminated. The Company agreed to issue the placement agent warrants to purchase 500,000 shares of common stock at $5.00 per share, which warrants become exercisable only if the closing bid price of such common stock is $4.00 per share or more for ten consecutive trading days. These warrants expired on August 23, 2005. Since the closing bid price of the common stock was never $4.00 for ten consecutive trading days, the warrants never became exercisable, and as such no expense was recognized.

Quantitative and Qualitative Disclosures About Market Risk

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

EUROPEAN MICRO HOLDINGS, INC.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures:

The Company’s Co-Chief Executive Officers, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report, have concluded that as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls:

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company’s Co-Chief Executive Officers have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a), (b), (c) and (d). None.

Item 3. Defaults Upon Senior Securities.

At September 30, 2001, based upon European Micro UK’s fiscal year end operating results, European Micro UK was out of compliance with one of the covenant requirements of the mortgage loan note secured by their office building. The Company was not able to obtain a waiver of this non-compliance. Therefore, the total amount outstanding under the mortgage loan note was reflected in current maturities of long term borrowings at September 30, 2001. European Micro UK sold the office building effective March 31, 2002 for 1,510,000 pounds sterling ($2,143,000 at March 31, 2002). Proceeds from the sale were held in escrow at March 31, 2002. The proceeds were released from escrow on April 5, 2002, at which time the mortgage loan note secured by the office building plus accrued interest was paid in full in the amount of 1,102,000 pounds sterling ($1,564,000 at March 31, 2002). The remaining proceeds of 369,000 pounds sterling ($523,000 at March 31, 2002), after commissions and legal fees of 39,000 pounds sterling, were paid down on the related party note payable to Harry Shields.

Item 4. Submission of Matters to a Vote of Security Holders.

None

EUROPEAN MICRO HOLDINGS, INC.

Item 5. Other Information.

None

Item 6. Exhibits.

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

EUROPEAN MICRO HOLDINGS, INC.

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
Incorporated by reference as Exhibit No. 10.13 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.

10.12	Administrative Services Contract by and between European Micro Holdings, Inc. and European Micro Plc effective as of January 1, 1998	Incorporated by reference as Exhibit No. 10.14 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.

10.13	Escrow Agreement between European Micro Holdings, Inc., Tarpon Scurry Investments, Inc. and The Chase Manhattan dated as of March 24, 1998	Incorporated by reference as Exhibit No. 10.15 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.

10.14	Form of Indemnification Agreements with officers and directors	Incorporated by reference as Exhibit No. 10.16 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.

EUROPEAN MICRO HOLDINGS, INC.

Exhibit No.	Description	Location

10.15	Form of Transfer Agent Agreement with Chase Mellon Stockholder Services, L.L.C.	Incorporated by reference as Exhibit No. 10.17 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.

10.16	Form of Credit Agreement by and between European Micro UK and National Westminster Bank Plc	Incorporated by reference as Exhibit No. 10.17 to the Company’s Annual Report on Form 10-KSB filed on September 28, 1998.

10.17	Consulting Contract dated September 10, 1998 by and between European Micro Holdings, Inc. and The Equity Group	Incorporated by reference as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-QSB filed on November 13, 1998.

10.18	Employment Agreement dated July 1, 1999 between John B. Gallagher and American Micro	Incorporated by reference as Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB filed on September 28, 1999.

10.19	Revolving Loan Agreement dated October 5, 2000 between American Micro and SouthTrust Bank re: Line of Credit to American Micro	Incorporated by reference as Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.20	First Amendment to Loan Agreement dated October 5, 2000 among the Company, American Micro, Nor’Easter and SouthTrust Bank, N.A. re: Term Loan to the Company	Incorporated by reference as Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.21	Revolving Loan Agreement dated October 5, 2000 between Nor’Easter and SouthTrust Bank re: Line of Credit to Nor’Easter	Incorporated by reference as Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.22	Loan Agreement dated October 28, 1999 among the Company, American Micro, Nor’Easter and SouthTrust Bank, N.A. re: Term Loan to the Company	Incorporated by reference as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999.

10.23	Security Agreement dated October 5, 2000 between Nor’Easter and SouthTrust Bank	Incorporated by reference as Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.24	Security Agreement dated October 5, 2000 between American Micro and SouthTrust Bank	Incorporated by reference as Exhibit 10.24 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.25	Line of Credit Note given by Nor’Easter to SouthTrust Bank	Incorporated by reference as Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.26	Line of Credit Note given by American Micro to SouthTrust Bank	Incorporated by reference as Exhibit 10.26 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.27	Unconditional Guaranty given by Harry Shields to SouthTrust Bank Re: American Micro	Incorporated by reference as Exhibit 10.27 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.28	Unconditional Guaranty given by John Gallagher to SouthTrust Bank Re: American Micro	Incorporated by reference as Exhibit 10.28 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.29	Amended and Restated Unlimited Guaranty Agreement dated October 5, 2000 between Harry Shields and SouthTrust Bank	Incorporated by reference as Exhibit 10.29 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

EUROPEAN MICRO HOLDINGS, INC.

Exhibit No.	Description	Location

10.30	Amended and Restated Unlimited Guaranty Agreement dated October 5, 2000 between John Gallagher and SouthTrust Bank	Incorporated by reference as Exhibit 10.30 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.31	Unconditional Guaranty given by John Gallagher to SouthTrust Bank Re: Nor’Easter	Incorporated by reference as Exhibit 10.31 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.32	Unconditional Guaranty given by Harry Shields to SouthTrust Bank Re: Nor’Easter	Incorporated by reference as Exhibit 10.32 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.33	Specific Agreement for the Provision of Professional Services dated as of March 17, 2000 between the Company and Cap Gemini UK Plc	Incorporated by reference as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-QSB filed on May 15, 2000.

10.34	Equity Line of Credit Agreement dated as of August 24, 2000, between the Company and Spinneret Financial System, Ltd.	Incorporated by reference as Exhibit 10.34 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.35	Registration Rights Agreement dated as of August 24, 2000, between the Company and Spinneret Financial System, Ltd.	Incorporated by reference as Exhibit 10.35 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.36	Warrant to Purchase Common Stock dated as of August 24, 2000, given by the Company to Spinneret Financial System, Ltd.	Incorporated by reference as Exhibit 10.36 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.37	Warrant to Purchase Common Stock dated as of August 24, 2000, given by the Company to the May Davis Group, Inc.	Incorporated by reference as Exhibit 10.37 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.38	Registration Rights Agreement dated as of August 24, 2000, between the Company and the May Davis Group, Inc.	Incorporated by reference as Exhibit 10.38 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.39	Placement Agent Agreement dated as of August 24, 2000, between the Company and the May Davis Group, Inc.	Incorporated by reference as Exhibit 10.39 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

14.01	Code of Ethics	Incorporated by reference as Exhibit 14.01 to the Company’s Annual Report on Form 10-KSB filed on October 12, 2006.

EUROPEAN MICRO HOLDINGS, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 16, 2006	EUROPEAN MICRO HOLDINGS, INC.

	By:	/s/ John B. Gallagher
John B. Gallagher, Co-President

	By:	/s/ Harry D. Shields
Harry D. Shields, Co-President