Form 10QSB
period 2001-12-31
EUROPEAN MICRO HOLDINGS INC
filed 2006-10-16
CIK 1052914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

PART I

Financial Information

Item 1.  Financial Statements.

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Net Assets in liquidation (Unaudited)
as of December 31, 2001 (Liquidation Basis)	3

Condensed Consolidated Statements of Changes in Net Assets (Unaudited) for the Three and Six Months Ended
December 31, 2001 (Liquidation Basis) and Condensed Consolidated Statements of Operations for the Three
and Six Months Ended December 31, 2000 (Going Concern Basis)	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three and Six Months Ended
December 31, 2001 (Liquidation Basis) and for the Three and Six Months Ended
December 31, 2000 (Going Concern Basis)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Net Assets in liquidation as of December 31, 2001
(Liquidation Basis)
(In thousands)
(Unaudited)

December 31, 2001
ASSETS
ASSETS:
Property and equipment held for sale	$2,185
Cash	73
Accounts receivable, net	247
Inventories, net	64
Prepaid expenses	87
Income taxes receivable	790
Other assets	452

TOTAL ASSETS	$3,898

LIABILITIES
LIABILITIES:
Current portion of long-term borrowings	$1,266
Accounts payable	216
Accrued expenses and other liabilities	739
Due to related parties	696

TOTAL LIABILITIES	$2,917

COMMITMENT AND CONTINGENCIES

NET ASSETS IN LIQUIDATION (available to holders of Common Stock)	$981

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets for the Three and Six Months Ended December 31, 2001 (Liquidation Basis) and Condensed Consolidated Statements of Operations for the Three and Six Months Ended
December 31, 2000 (Going Concern Basis)
(In thousands, except share and per share data)
(Unaudited)

	Three Months ended December 31,		Six Months ended December 31,
	2001	2000	2001	2000
SALES:
Net sales to unrelated parties	$1,294	$26,657	$10,930	$55,671
Net sales to related parties	-	93	-	147

Total net sales	1,294	26,750	10,930	55,818

COST OF GOODS SOLD:
Cost of goods sold to unrelated parties	(1,157)	(23,900)	(9,555)	(49,758)
Cost of goods sold to related parties	-	(89)	-	(143)

Total cost of goods sold	(1,157)	(23,989)	(9,555)	(49,901)

GROSS PROFIT	137	2,761	1,375	5,917

OPERATING EXPENSE:
Selling, general and administrative expenses	(203)	(2,596)	(1,579)	(5,479)

INCOME (LOSS) FROM OPERATIONS	(66)	165	(204)	438

OTHER INCOME (EXPENSE)
Interest expense, net	(51)	(260)	(209)	(556)
Forgiveness of debt	—	—	686	—
Loss on rescission of American Micro purchase	—	—	(1,345)	—

TOTAL OTHER INCOME (EXPENSE)	(51)	(260)	(868)	(556)

LOSS BEFORE INCOME TAXES	(117)	(95)	(1,072)	(118)

Income tax (expense) benefit	18	(59)	(29)	(104)

NET LOSS	(99)	$(154)	(1,101)	$(222)

NET ASSETS BEGINNING OF PERIOD	1,101		2,067

EFFECT OF FOREIGN EXCHANGE RATES	(21)		15

NET ASSETS IN LIQUIDATION	$981		$981

Net loss per share - basic and diluted		$(0.03)		$(0.04)

Weighted average number of shares outstanding - basic and diluted		4,943,057		4,972,505

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	(Liquidation Basis)	(Going Concern Basis)
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,101)	$(222)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	—	333
Deferred income taxes	—	40
Forgiveness of debt	(686)	—
Loss on rescission of American Micro purchase	1,345	—
Provision for note receivable impairment	—	252
Compensation charge for non-employee stock options	—	118
Changes in assets and liabilities, net of effects from dispositions
Accounts receivable	5,171	3,204
Due from related parties	—	(49)
Inventories	2,801	(1,370)
Prepaid expenses and other assets	(625)	9
Income tax receivable	(273)	62
Accounts payable	(933)	(1,379)
Accrued expenses and other liabilities	(319)	(489)
Due to related parties	694	(11)

Net cash provided by operating activities	6,074	498

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(279)
Sale of property and equipment	260	190
Investments	—	(85)

Net cash provided by (used in) investing activities	260	(174)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in short-term borrowings, net	(5,714)	(736)
Repayment of long-term borrowings	(794)	(321)
Issuance of common stock, net	—	17
Repayment of capital leases	(93)	102

Net cash used in financing activities	(6,601)	(938)

Net cash transferred in disposition	(65)	—

Effect of foreign exchange rates	(78)	(33)

NET DECREASE IN CASH	(410)	(647)
Cash at beginning of period	483	1,222

CASH AT END OF PERIOD	$73	$575

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2001	2000
Supplemental disclosure of cash flow information:
Cash paid for interest	$209	$573

Cash paid for taxes	$-	$18

Supplemental schedule of non-cash investing and financing activities:

Goodwill		$1,647

Notes issued for consideration		$(1,647)

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
As of December 31, 2001
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

Depreciation and Amortization

Depreciation expense was not recorded during the three-month and six-month periods ended December 31, 2001 because, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, substantially all of the Company’s long-lived assets are deemed to be held for sale.

Loss Per Common Share

Loss per common share is presented for the three-month and six-month periods ended December 31, 2000 under the same captions: basic loss per common share and diluted loss per common share. Basic and diluted loss per common share is computed based on the weighted average shares outstanding, including contingently issuable shares for which all contingencies have been met, and excludes any potential dilution. Diluted earnings per share, if applicable, would reflect the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period.

Since the adoption of the liquidation basis of accounting on July 1, 2001, loss per share was not computed as such amounts are not deemed to be meaningful.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2001
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

Another factor that negatively impacted the Company’s liquidity was the terms of the borrowing arrangements of European Micro UK. European Micro UK’s borrowing capacity was subject to termination by the lender at lender’s sole discretion and during August, 2001 the lender on the European Micro UK’s line of credit demanded repayment. European Micro UK was able to repay the line of credit with a loan from a significant shareholder. The balance of this loan as of December 31, 2001 in the amount of $655,000 is included in due to related parties in the accompanying condensed consolidated statement of net assets in liquidation as of December 31, 2001. See Notes 4 and 6 for details.

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

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2001
(Unaudited)
3 Goodwill

On October 26, 1998, European Micro UK acquired all of the outstanding shares of capital stock of Sunbelt (UK) Limited (“Sunbelt”). The Sunbelt purchase price (settled in pounds sterling) was comprised of a guaranteed portion and two contingent earn-out payments. The guaranteed portion of the purchase price, which was based upon Sunbelt’s net book value at closing and a multiple of its fiscal year 1998 pre-tax earnings, was 940,000 pounds sterling. Of this guaranteed amount, approximately 360,000 pounds sterling was paid in cash at closing. The unpaid balance of the guaranteed consideration included a note payable to the former 40% Sunbelt shareholder in the amount of 240,163 pounds sterling with terms to be repaid in November 2005, subject to early repayment at the option of the note holder at any time after June 1, 1999. Such note payable was secured by a cash account of equal amount. The former 40% Sunbelt shareholder exercised his repayment option during the 3rd quarter of fiscal year 2001. The portion of the second contingent earn-out payment related to the volume purchases from the Far-East of 129,758 pounds sterling has been paid by a cash payment in the amount of 112,966 pounds sterling to the former 40% Sunbelt shareholder on November 20, 2000 and by the issuance of 37,754 and 32,993 shares of the Company's common stock to the former 60% Sunbelt shareholder on December 12, 2000 and on March 12, 2001. The Company had the option of paying amounts due to the former Sunbelt shareholders in common stock of European Micro Holdings, Inc. See Note 8.

At June 30, 2001 the goodwill from the Sunbelt transaction was considered to be 100% impaired and as such was written-off.

On November 12, 1998, European Micro UK acquired the assets of H&B Trading International BV (“H&B”). The acquisition of H&B was accounted for as a purchase. The base purchase price, subject to adjustment, of approximately 125,000 Dutch guilders exceeded the estimated value of net assets acquired by approximately 85,000 Dutch guilders. At June 30, 2001 the goodwill from the H&B transaction was considered to be 100% impaired and as such was written-off.

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

The acquisition of AMCC was accounted for as a purchase. The base purchase price, inclusive of transaction costs, of approximately $1,315,000 exceeded the estimated fair market value of net assets acquired by approximately $817,000, which constitutes goodwill and which was amortized on a straight-line basis over 20 years. The results of operations of American Micro, since acquisition, had been included in the accompanying consolidated financial statements. The contingent earn-out payment relating to two times the after tax earnings for calendar year 1999 of approximately $600,000 was paid in March 2000 and is reflected in goodwill, net. The contingent earn-out payment relating to two times the after tax earnings for calendar year 2000 of approximately $1,839,000 was added to goodwill, net. The second earn-out payment was due in monthly principal payments of $50,000, plus interest at 8% commencing April 1, 2001, subject to financial covenant restrictions. This amount was secured by a pledge of the shares of common stock of American Micro held by the Company. On September 1, 2001 the notes payable to the former American Micro shareholders were settled by transfer of all American Micro shares from European Micro Holdings to the former American Micro shareholders, hence the goodwill from the American Micro transaction was considered to be 100% impaired and as such was written-off at June 30, 2001.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2001
(Unaudited)

The following unaudited pro forma consolidated results of operations are presented as if the transfer of the American Micro shares had been made at the beginning of fiscal 2001 ($ in thousands, except share data):

	Three Months Ended December 31, 2000	Six Months Ended December 31, 2000

Net sales	$21,587	$46,466
Net loss	($281)	($763)
Basic and diluted loss per share	($0.05)	($0.15)

In the fourth quarter of fiscal 2001, the Company recorded an impairment loss of $4,387,000 representing the entire amount of goodwill from the acquisitions of AMCC, Sunbelt and H&B. The impairment loss was included in other income (expenses) in the consolidated statement of operations for the year ended June 30, 2001.

4 Short-term borrowings

Short-term borrowings were completely repaid during the quarter ended December 31, 2001. Short-term borrowings represented borrowings secured by various accounts receivable of European Micro UK. Since the closure of European Micro UK during October, 2001, accounts receivable were collected and the corresponding borrowings were repaid.

European Micro UK had a bank line of credit (the “European Micro UK Working Capital Facility”) which was secured by a mortgage debenture on all the assets of European Micro UK and was subordinated to the receivable financing and the capital leases. The facility, which was subject to review in July each year, had been extended to September 2001 and was due on demand. Maximum borrowing capacity under this facility was 2.0 million pounds sterling. During August, 2001 the lender on the European Micro UK’s line of credit demanded repayment. European Micro UK was able to repay the line of credit with a loan from a significant shareholder. The balance of this loan as of December 31, 2001 in the amount of $655,000 is included in due to related parties in the accompanying condensed consolidated statement of net assets in liquidation as of December 31, 2001.

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
As of December 31, 2001
(Unaudited)

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

5 Long-term borrowings

Long-term borrowings consist of the following (in thousands):

December 31, 2001

Mortgage loan note	$1,266
Term Loan	-
Other long-term borrowings	-
$1,266
Less current maturities of long-term borrowings	(1,266)

Total long-term borrowings	$-

On July 16, 1999, European Micro UK purchased the office building in which it had previously been leasing space for 1,705,000 pounds sterling ($2,466,000 at December 31, 2001). The purchase price was financed in part by a mortgage loan note in the amount of 1,312,000 pounds sterling ($1,897,000 at December 31, 2001). This loan called for monthly payments of principal and interest in the amount of 15,588 pounds sterling ($22,542 at December 31, 2001) and had a maturity date of July 2009. The mortgage loan note bore interest at a fixed rate of 7.6%. The mortgage loan note included certain financial and non-financial covenants and restrictions. The agreement also contained a provision whereby the lender could have declared a default based on subjective criteria. The financial covenants were measured using the financial results of European Micro UK as of each fiscal year end. Based upon European Micro UK’s fiscal year end operating results, European Micro UK was out of compliance with one of the covenant requirements at June 30, 2001 and December 31, 2001. The Company was not able to obtain a waiver of this non-compliance. Therefore, the total amount outstanding under the mortgage loan note was reflected in current maturities of long term borrowings at December 31, 2001. European Micro UK sold the office building effective March 31, 2002 for 1,510,000 pounds sterling ($2,143,000 at March 31, 2002). Proceeds from the sale were held in escrow at March 31, 2002. The proceeds were released from escrow on April 5, 2002, at which time the mortgage loan note secured by the office building plus accrued interest was paid in full in the amount of 1,102,000 pounds sterling ($1,564,000 at March 31, 2002). The remaining proceeds of 369,000 pounds sterling ($523,000 at March 31, 2002), after commissions and legal fees of 39,000 pounds sterling, were paid down on the related party note payable to Harry Shields.

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
As of December 31, 2001
(Unaudited)

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

6 Related party transactions

Related party transactions are summarized as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2001	2000	2001	2000
Sales to:
Technology Express	$-	$93	$-	$147
Purchases from:
Technology Express	$-	$1,359	$-	$2,923

Due from/to related parties

a)	No amounts were due from related parties at December 31, 2001.

b)	Due to related parties consists of a note payable to Harry Shields in the amount of $655,000 and accounts payable to Technology Express of $21,000 and American Micro of $20,000.

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

Harry Shields

Harry D. Shields is Co-Chairman, Co-President, a Director and shareholder (owning 31% of the outstanding shares) of European Micro Holdings, Inc.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2001
(Unaudited)

American Micro Computer Center

American Micro Computer Center was a distributor of computer hardware based in Miami, Florida. John B. Gallagher who is Co-Chairman, Co-President, Director and shareholder (owning 39% of the outstanding shares) of European Micro Holdings, Inc., was the president of American Micro Computer Center and owns 50% of the outstanding shares of capital stock in that company.

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
As of December 31, 2001
(Unaudited)

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

In June 2002, Nor’Easter and Arlington entered into a settlement agreement whereby on June 20, 2002, Arlington paid Nor’Easter the sum of $52,556 and both parties discontinued the litigation and released all claims against each other. In July 2002, Nor’Easter and Origin entered into a settlement agreement whereby on July 29, 2002, Origin paid Nor’Easter the sum of $49,000 and both parties discontinued the litigation and released all claims. These amounts are included in accounts receivable in the accompanying condensed consolidated statement of net assets in liquidation as of December 31, 2001.

In December 2001, a former shareholder of Sunbelt served a statutory demand upon European Micro Plc in the sum of 92,710 pounds sterling. This sum was subsequently reduced to 73,940 pounds sterling. On April 19, 2002 Judge Kershaw QC granted the European Micro Plc an injunction preventing the former shareholder from presenting a petition in this sum based upon the statutory demand. On July 31, 2002 the Court of Appeal dismissed European Micro Plc’s claim and ordered the costs to be paid. In August 2003, the debt plus costs and interest owed the former shareholder of Sunbelt was assigned to Harry Shields, a shareholder of European Micro Holdings, Inc., for the sum of 107,000 pounds sterling, (approximately $154,733 at exchange rate on December 31, 2001). This amount is included in accrued expenses and other current liabilities in the accompanying condensed consolidated statement of net assets in liquidation as of December 31, 2001.

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

Three-Month Period Ended December 31, 2001 and 2000

Total Net Sales. Total net sales decreased $25.4 million, or 95%, from $26.7 million in the three-month period ended December 31, 2000 to $1.3 million in the comparable period in 2001. The decrease in sales was a result of liquidity problems and closures of the Company’s operations. Nor’Easter’s operations were closed in April 2001. Colchester’s operations were closed during July 2001. In addition, American Micro was transferred back to its original shareholders on September 1, 2001, in settlement of notes payable. European Micro UK ceased operations in October 2001. As a result of these closures and transfers, the Company ceased generating revenue during the first half of fiscal 2002.

Gross Profit. Gross profit decreased $2.7 million, or 96%, from $2.8 million in the three-month period ended December 31, 2000, to $137,000 in the comparable period in 2001. This decrease was primarily due to lower sales volume due to the closings of the Company’s operating subsidiaries.

Gross margins increased by 0.3% from 10.3% in the three-month period ended December 31, 2000 to 10.6% in the comparable period in 2001.

Operating Expenses. Operating expenses as a percentage of total net sales increased from 9.7% in the three-month period ended December 31, 2000 to 15.7% in the comparable period in 2001. This increase was attributable to the closure of European Micro UK in which sales ended but some on going operating expenses continued.

Interest Expense. Interest expense, net decreased by $211,000 from $262,000 in three-month period ended December 31, 2000 to $51,000 in the comparable period in 2001. This was attributable to a decrease in short-term borrowings and long-term borrowings due to loans being called by the lenders and repaid.

Income Taxes. The Company recorded tax benefit of $18,000 related to the tax adjustments at European Micro UK, however the Company has not accrued a tax benefit for operating losses in the United States or Singapore as realization is not considered more likely than not.

EUROPEAN MICRO HOLDINGS, INC.

Six-Month Period Ended December 31, 2001 and 2000

Total Net Sales. Total net sales decreased $44.9 million, or 80.%, from $55.8 million in the six-month period ended December 31, 2000 to $10.9 million in the comparable period in 2001. The decrease in sales was a result of liquidity problems and closures of the Company’s operations. Nor’Easter’s operations were closed in April 2001. Colchester’s operations were closed during July 2001. In addition, American Micro was transferred back to its original shareholders on September 1, 2001, in settlement of notes payable. European Micro UK ceased operations in October 2001. As a result of these closures and transfers, the Company ceased generating revenue during the first half of fiscal 2002.

Gross Profit. Gross profit decreased $4.5 million, or 76.3%, from $5.9 million in the six-month period ended December 31, 2000, to $1.4 million in the comparable period in 2001. This decrease was the related to the closures of the Company’s operations.

Gross margins increased by 2.0% from 10.6% in the six-month period ended December 31, 2000 to 12.6% in the comparable period in 2001. This increase was related to above normal margins obtained at American Micro during the two months, July and August 2001, in which American Micro results were included.

Operating Expenses. Operating expenses as a percentage of total net sales increased from 9.8% in the six-month period ended December 31, 2000 to 14.4% in the comparable period in 2001. This increase was attributable to the closures of the Company’s operations in which sales ended but some on going operating expenses continued.

Interest Expense. Interest expense decreased by $364,000 from $573,000 in six-month period ended December 31, 2000 to $209,000 in the comparable period in 2001. This was attributable to a decrease in short-term borrowings and long-term borrowings due to loans being called by the lenders and repaid.

Income Taxes. The Company recorded tax expense of $29,000 related to the tax adjustments at European Micro UK, however the Company has not accrued a tax benefit for operating losses in the United States or Singapore as realization is not considered more likely than not.

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

EUROPEAN MICRO HOLDINGS, INC.

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

Long-Term Capital. The Company’s long-term capital needs were historically met from the sales of securities and long-term borrowings. Certain long-term funding was supplied to the Company in the form of capital lease agreements and term loans. The capital lease agreements were secured by vehicles owned by the Company. As of December 31, 2001, all capital lease agreements had been cancelled or assumed by other entities.

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

On July 16, 1999, European Micro UK purchased the office building in which it had previously been leasing space for 1,705,000 pounds sterling ($2,466,000 at December 31, 2001). The purchase price was financed in part by a loan in the amount of 1,312,000 pounds sterling ($1,897,000 at December 31, 2001). This loan called for monthly payments of principal and interest in the amount of 15,588 pounds sterling ($22,542 at December 31, 2001) and had a maturity date of July 2009. The mortgage loan note bore interest at a fixed rate of 7.6%. The mortgage loan note included certain financial and non-financial covenants and restrictions. The agreement also contained a provision whereby the lender could have declared a default based on subjective criteria. The financial covenants were measured using the financial results of European Micro UK as of each fiscal year end. Based upon European Micro UK’s fiscal year end operating results, European Micro UK was out of compliance with one of the covenant requirements at June 30, 2001 and December 31, 2001. The Company was not able to obtain a waiver of this non-compliance. Therefore, the total amount outstanding under the mortgage loan note was reflected in current maturities of long term borrowings at December 31, 2001. European Micro UK sold the office building effective March 31, 2002 for 1,510,000 pounds sterling ($2,143,000 at March 31, 2002). Proceeds from the sale were held in escrow at March 31, 2002. The proceeds were released from escrow on April 5, 2002, at which time the mortgage loan note secured by the office building plus accrued interest was paid in full in the amount of 1,102,000 pounds sterling ($1,564,000 at March 31, 2002). The remaining proceeds of 369,000 pounds sterling ($523,000 at March 31, 2002), after commissions and legal fees of 39,000 pounds sterling, were paid down on the related party note payable to Harry Shields.

EUROPEAN MICRO HOLDINGS, INC.

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

Quantitative and Qualitative Disclosures About Market Risk.

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

Item 3. Controls and Procedures

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

(b) Changes in Internal Controls:

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company’s Co-Chief Executive Officers, have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a), (b), (c) and (d). None.

Item 3. Defaults Upon Senior Securities.

At December 31, 2001, based upon European Micro UK’s fiscal year end operating results, European Micro UK was out of compliance with one of the covenant requirements of the mortgage loan note secured by their office building. The Company was not able to obtain a waiver of this non-compliance. Therefore, the total amount outstanding under the mortgage loan note was reflected in current maturities of long term borrowings at December 31, 2001 European Micro UK sold the office building effective March 31, 2002 for 1,510,000 pounds sterling ($2,143,000 at March 31, 2002). Proceeds from the sale were held in escrow at March 31, 2002. The proceeds were released from escrow on April 5, 2002, at which time the mortgage loan note secured by the office building plus accrued interest was paid in full in the amount of 1,102,000 pounds sterling ($1,564,000 at March 31, 2002). The remaining proceeds of 369,000 pounds sterling ($523,000 at March 31, 2002), after commissions and legal fees of 39,000 pounds sterling, were paid down on the related party note payable to Harry Shields.

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