Form 10QSB
period 2002-03-31
EUROPEAN MICRO HOLDINGS INC
filed 2006-10-16
CIK 1052914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

PART I

Financial Information

Item 1.  Financial Statements.

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Net Assets in liquidation (Unaudited)as of March 31, 2002 (Liquidation Basis)	3

Condensed Consolidated Statements of Changes in Net Assets (Unaudited) for the Three and Nine Months Ended March 31, 2002 (Liquidation Basis) and Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2001 (Going Concern Basis)	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three and Nine Months Ended March 31, 2002 (Liquidation Basis) and for the Three and Nine Months Ended March 31, 2001 (Going Concern Basis)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Net Assets in liquidation as of March 31, 2002
(Liquidation Basis)
(In thousands)
(Unaudited)
March 31, 2002
ASSETS
ASSETS:
Cash	$80
Accounts receivable, net	236
Inventories, net	56
Prepaid expenses	12
Income taxes receivable	780
Other assets	2,307

TOTAL ASSETS	$3,471
LIABILITIES
LIABILITIES:
Current portion of long-term borrowings	$1,229
Accounts payable	121
Accrued expenses and other liabilities	704
Due to related parties	687

TOTAL LIABILITIES	$2,741

COMMITMENT AND CONTINGENCIES

NET ASSETS IN LIQUIDATION (available to holders of Common Stock)	$730

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets for the Three and Nine Months Ended March 31, 2002 (Liquidation Basis) and Condensed Consolidated Statements of Operations for the Three and Nine Months
Ended March 31, 2001 (Going Concern Basis)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
SALES:
Net sales to unrelated parties	$-	$20,064	$10,930	$75,735
Net sales to related parties	-	51	-	198

Total net sales	-	20,115	10,930	75,933

COST OF GOODS SOLD:
Cost of goods sold to unrelated parties	-	(19,236)	(9,555)	(68,994)
Cost of goods sold to related parties	-	(46)	-	(189)

Total cost of goods sold	-	(19,282)	(9,555)	(69,183)

GROSS PROFIT	-	833	1,375	6,750

OPERATING EXPENSE:
Selling, general and administrative expenses	(206)	(2,712)	(1,785)	(8,191)

LOSS FROM OPERATIONS	(206)	(1,879)	(410)	(1,441)

OTHER INCOME (EXPENSE)
Interest expense, net	(25)	(279)	(234)	(835)
Forgiveness of debt	—	—	686	—
Loss on rescission of American Micro purchase	—	—	(1,345)	—

TOTAL OTHER INCOME (EXPENSE)	(25)	(279)	(893)	(835)

LOSS BEFORE INCOME TAXES	(231)	(2,158)	(1,303)	(2,276)

Income tax expense	-	(359)	(29)	(463)

NET LOSS	(231)	$(2,517)	(1,332)	$(2,739)

NET ASSETS BEGINNING OF PERIOD	981		2,067

EFFECT OF FOREIGN EXCHANGE RATES	(20)		(5)

NET ASSETS IN LIQUIDATION	$730		$730

Net loss per share - basic and diluted		$(0.50)		$(0.55)

Weighted average number of shares outstanding-
basic and diluted		5,003,639		4,982,566

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	(Liquidation Basis)	(Going Concern Basis)
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,332)	$(2,739)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	—	481
Deferred income taxes	—	59
Forgiveness of debt	(686)	—
Loss on rescission of American Micro purchase	1,345	—
Provision for note receivable impairment	—	252
Compensation charge for non-employee stock options	—	122
Changes in assets and liabilities, net of effects from dispositions
Accounts receivable	5,182	3,914
Inventories	2,809	1,943
Prepaid expenses and other assets	(260)	(34)
Income tax receivable	(263)	433
Accounts payable	(1,035)	(1,075)
Accrued expenses and other liabilities	(354)	(1,408)
Due to related parties	685	(11)

Net cash provided by operating activities	6,091	1,937

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(391)
Sale of property and equipment	256	179

Net cash provided by (used in) investing activities	256	(212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term borrowings, net	(5,708)	(2,252)
Repayment of long-term borrowings	(832)	(477)
Issuance of common stock, net	—	50
Repayment of capital leases	(92)	129

Net cash used in financing activities	(6,632)	(2,550)

Net cash transferred in disposition	(65)	—

Effect of foreign exchange rates	(53)	247

NET DECREASE IN CASH	(403)	(578)
Cash at beginning of period	483	1,222

CASH AT END OF PERIOD	$80	$644

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2002	2001
Supplemental disclosure of cash flow information:
Cash paid for interest	$234	$835

Cash paid for taxes	$-	$20

Supplemental schedule of non-cash investing and financing activities:

Goodwill		$1,839

Notes issued for consideration		$(1,839)

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
As of March 31, 2002
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

European Micro UK sold their last remaining property and equipment, their office building, effective March 31, 2002 for 1,510,000 pounds sterling ($2,143,000 at March 31, 2002). Proceeds from the sale were held in escrow at March 31, 2002, and are reflected in other assets in the accompanying condensed consolidated statement of net assets in liquidation as of March 31, 2002. The proceeds were released from escrow on April 5, 2002, at which time the mortgage loan note secured by the office building plus accrued interest was paid in full in the amount of 1,102,000 pounds sterling ($1,564,000 at March 31, 2002). The remaining proceeds of 369,000 pounds sterling ($523,000 at March 31, 2002), after commissions and legal fees of 39,000 pounds sterling, were paid down on the related party note payable to Harry Shields.

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

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2002
(Unaudited)

Loss Per Common Share

Loss per common share is presented for the three-month and nine-month periods ended March 31, 2001 under the same captions: basic loss per common share and diluted loss per common share. Basic and diluted loss per common share is computed based on the weighted average shares outstanding, including contingently issuable shares for which all contingencies have been met, and excludes any potential dilution. Diluted earnings per share, if applicable, would reflect the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period.

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

Another factor that negatively impacted the Company’s liquidity was the terms of the borrowing arrangements of European Micro UK. European Micro UK’s borrowing capacity was subject to termination by the lender at lender’s sole discretion and during August, 2001 the lender on the European Micro UK’s line of credit demanded repayment. European Micro UK was able to repay the line of credit with a loan from a significant shareholder. The balance of this loan as of March 31, 2002 in the amount of $646,000 is included in due to related parties in the accompanying condensed consolidated statement of net assets in liquidation as of March 31, 2002. See Notes 4 and 6 for details.

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
As of March 31, 2002
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
As of March 31, 2002
(Unaudited)

The following unaudited pro forma consolidated results of operations are presented as if the transfer of the American Micro shares had been made at the beginning of fiscal 2001 ($ in thousands, except share data):

	Three Months Ended March 31, 2001	Nine Months Ended March 31, 2001
Net sales	$15,976	$62,442
Net loss	($2,601)	($3,364)
Basic and diluted loss per share	($0.52)	($0.67)

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

European Micro UK had a bank line of credit (the “European Micro UK Working Capital Facility”) which was secured by a mortgage debenture on all the assets of European Micro UK and was subordinated to the receivable financing and the capital leases. The facility, which was subject to review in July each year, had been extended to September 2001 and was due on demand. Maximum borrowing capacity under this facility was 2.0 million pounds sterling. Interest was charged at 1.25% over the bank borrowing rate of 5.25% at June 30, 2001. During August, 2001 the lender on the European Micro UK’s line of credit demanded repayment. European Micro UK was able to repay the line of credit with a loan from a significant shareholder. The balance of this loan as of March 31, 2002 in the amount of $646,000 is included in due to related parties in the accompanying condensed consolidated statement of net assets in liquidation as of March 31, 2002.

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
As of March 31, 2002
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

5 Long-term borrowings

Long-term borrowings consist of the following (in thousands):

March 31, 2002
Mortgage loan note	$1,229
Term Loan	-
Other long-term borrowings	-
$1,229
Less current maturities of long-term borrowings	(1,229)
Total long-term borrowings	$-

On July 16, 1999, European Micro UK purchased the office building in which it had previously been leasing space for 1,705,000 pounds sterling ($2,419,000 at March 31, 2002). The purchase price was financed in part by a mortgage loan note in the amount of 1,312,000 pounds sterling ($1,862,000 at March 31, 2002). This loan called for monthly payments of principal and interest in the amount of 15,588 pounds sterling ($22,119 at March 31, 2002)and had a maturity date of July 2009. The mortgage loan note bore interest at a fixed rate of 7.6%. The mortgage loan note included certain financial and non-financial covenants and restrictions. The agreement also contained a provision whereby the lender could have declared a default based on subjective criteria. The financial covenants were measured using the financial results of European Micro UK as of each fiscal year end. Based upon European Micro UK’s fiscal year end operating results, European Micro UK was out of compliance with one of the covenant requirements at June 30, 2001 and December 31, 2001. The Company was not able to obtain a waiver of this non-compliance. Therefore, the total amount outstanding under the mortgage loan note was reflected in current maturities of long term borrowings at March 31, 2002. European Micro UK sold the office building effective March 31, 2002 for 1,510,000 pounds sterling ($2,143,000 at March 31, 2002). Proceeds from the sale were held in escrow at March 31, 2002, and are reflected in other assets in the accompanying condensed consolidated statement of net assets in liquidation as of March 31, 2002. The proceeds were released from escrow on April 5, 2002, at which time the mortgage loan note secured by the office building plus accrued interest was paid in full in the amount of 1,102,000 pounds sterling ($1,564,000 at March 31, 2002). The remaining proceeds of 369,000 pounds sterling ($523,000 at March 31, 2002), after commissions and legal fees of 39,000 pounds sterling, were paid down on the related party note payable to Harry Shields.

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
As of March 31, 2002
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

6 Related party transactions

Related party transactions are summarized as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2002	2001	2002	2001
Sales to:
Technology Express	$-	$93	$-	$147
Purchases from:
Technology Express	$-	$1,359	$-	$2,923

Due from/to related parties

a)	No amounts were due from related parties at March 31, 2002.

b)	Due to related parties consists of a note payable to Harry Shields in the amount of $646,000 and accounts payable to Technology Express of $21,000 and American Micro of $20,000.

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
As of March 31, 2002
(Unaudited)

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

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2002
(Unaudited)

In June 2002, Nor’Easter and Arlington entered into a settlement agreement whereby on June 20, 2002, Arlington paid Nor’Easter the sum of $52,556 and both parties discontinued the litigation and released all claims against each other. In July 2002, Nor’Easter and Origin entered into a settlement agreement whereby on July 29, 2002, Origin paid Nor’Easter the sum of $49,000 and both parties discontinued the litigation and released all claims. These amounts are included in accounts receivable in the accompanying condensed consolidated statement of net assets in liquidation as of March 31, 2002.

In December 2001, a former shareholder of Sunbelt served a statutory demand upon European Micro Plc in the sum of 92,710 pounds sterling. This sum was subsequently reduced to 73,940 pounds sterling. On April 19, 2002 Judge Kershaw QC granted the European Micro Plc an injunction preventing the former shareholder from presenting a petition in this sum based upon the statutory demand. On July 31, 2002 the Court of Appeal dismissed European Micro Plc’s claim and ordered the costs to be paid. In August 2003, the debt plus costs and interest owed the former shareholder of Sunbelt was assigned to Harry Shields, a shareholder of European Micro Holdings, Inc., for the sum of 107,000 pounds sterling, (approximately $151,833 at exchange rate on March 31, 2002). This amount is included in accrued expenses and other current liabilities in the accompanying condensed consolidated statement of net assets in liquidation as of March 31, 2002.

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

For the purpose of the following analysis, 2001 information is presented on the going concern basis.

Three-Month Period Ended March 31, 2002 and 2001

Total Net Sales. Total net sales decreased $20 million, or 100%, from $20 million in the three-month period ended March 31, 2001 to zero in the comparable period in 2002. The decrease in sales was a result of liquidity problems and closures of the Company’s operations. Nor’Easter’s operations were closed in April 2001. Colchester’s operations were closed during July 2001. In addition, American Micro was transferred back to its original shareholders on September 1, 2001, in settlement of notes payable. European Micro UK ceased operations in October 2001. As a result of these closures and transfers, the Company ceased generating revenue during the first half of fiscal 2002.

Gross Profit. Gross profit decreased $833,000, or 100%, from $833,000 in the three-month period ended March 31, 2001, to zero in the comparable period in 2002. This decrease was primarily due to lower sales volume due to the closings of the Company’s operating subsidiaries.

Operating Expenses. Operating expenses as a percentage of total net sales is no longer relevant. Operating expenses decreased $2,506,000, from $2,712,000 in the three-month period ended March 31, 2001 to $206,000 in the comparable period in 2002. This decrease was attributable to the closures of the Company’s operations.

Interest Expense. Interest expense, net decreased by $254,000 from $279,000 in three-month period ended March 31, 2001 to $25,000 in the comparable period in 2002. This was attributable to a decrease in short-term borrowings and long-term borrowings due to loans being called by the lenders and repaid.

Income Taxes. The Company did not record a tax benefit or expense during the three-month period ended March 31, 2002.

EUROPEAN MICRO HOLDINGS, INC.

Nine-Month Period Ended March 31, 2002 and 2001

Total Net Sales. Total net sales decreased $64.8 million, or 85.6%, from $75.7 million in the nine-month period ended March 31, 2001 to $10.9 million in the comparable period in 2002. The decrease in sales was a result of liquidity problems and closures of the Company’s operations. Nor’Easter’s operations were closed in April 2001. Colchester’s operations were closed during July 2001. In addition, American Micro was transferred back to its original shareholders on September 1, 2001, in settlement of notes payable. European Micro UK ceased operations in October 2001. As a result of these closures and transfers, the Company ceased generating revenue during the first half of fiscal 2002.

Gross Profit. Gross profit decreased $5.4 million, or 80.6%, from $6.7 million in the nine-month period ended March 31, 2001, to $1.4 million in the comparable period in 2002. This decrease was the related to the closures of the Company’s operations.

Gross margins increased by 3.7% from 8.9% in the nine-month period ended March 31, 2001 to 12.6% in the comparable period in 2002. This increase was related to above normal margins obtained at American Micro during the two months, July and August 2001, in which American Micro results were included.

Operating Expenses. Operating expenses as a percentage of total net sales increased from 10.8% in the nine-month period ended March 31, 2001 to 16.3% in the comparable period in 2002. This increase was attributable to the closures of the Company’s operations in which sales ended but some on going operating expenses continued.

Interest Expense. Interest expense decreased by $601,000 from $835,000 in nine-month period ended March 31, 2001 to $234,000 in the comparable period in 2002. This was attributable to a decrease in short-term borrowings and long-term borrowings due to loans being called by the lenders and repaid.

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

On July 16, 1999, European Micro UK purchased the office building in which it had previously been leasing space for 1,705,000 pounds sterling ($2,466,000 at December 31, 2001). The purchase price was financed in part by a loan in the amount of 1,312,000 pounds sterling ($1,897,000 at December 31, 2001). This loan called for monthly payments of principal and interest in the amount of 15,588 pounds sterling ($22,542 at December 31, 2001) and had a maturity date of July 2009. The mortgage loan note bore interest at a fixed rate of 7.6%. The mortgage loan note included certain financial and non-financial covenants and restrictions. The agreement also contained a provision whereby the lender could have declared a default based on subjective criteria. The financial covenants were measured using the financial results of European Micro UK as of each fiscal year end. Based upon European Micro UK’s fiscal year end operating results, European Micro UK was out of compliance with one of the covenant requirements at June 30, 2001 and March 31, 2002. The Company was not able to obtain a waiver of this non-compliance. Therefore, the total amount outstanding under the mortgage loan note was reflected in current maturities of long term borrowings at March 31, 2002. European Micro UK sold the office building effective March 31, 2002 for 1,510,000 pounds sterling ($2,143,000 at March 31, 2002). Proceeds from the sale were held in escrow at March 31, 2002, and are reflected in other assets in the accompanying condensed consolidated statement of net assets in liquidation as of March 31, 2002. The proceeds were released from escrow on April 5, 2002, at which time the mortgage loan note secured by the office building plus accrued interest was paid in full in the amount of 1,102,000 pounds sterling ($1,564,000 at March 31, 2002). The remaining proceeds of 369,000 pounds sterling ($523,000 at March 31, 2002), after commissions and legal fees of 39,000 pounds sterling, were paid down on the related party note payable to Harry Shields.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a), (b), (c) and (d). None.

Item 3. Defaults Upon Senior Securities.

At March 31, 2002, based upon European Micro UK’s fiscal year end operating results, European Micro UK was out of compliance with one of the covenant requirements of the mortgage loan note secured by their office building. The Company was not able to obtain a waiver of this non-compliance. Therefore, the total amount outstanding under the mortgage loan note was reflected in current maturities of long term borrowings at March 31, 2002. European Micro UK sold the office building effective March 31, 2002 for 1,510,000 pounds sterling ($2,143,000 at March 31, 2002). Proceeds from the sale were held in escrow at March 31, 2002, and are reflected in other assets in the accompanying condensed consolidated statement of net assets in liquidation as of March 31, 2002. The proceeds were released from escrow on April 5, 2002, at which time the mortgage loan note secured by the office building plus accrued interest was paid in full in the amount of 1,102,000 pounds sterling ($1,564,000 at March 31, 2002). The remaining proceeds of 369,000 pounds sterling ($523,000 at March 31, 2002), after commissions and legal fees of 39,000 pounds sterling, were paid down on the related party note payable to Harry Shields.

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