Form 10KSB
period 2002-06-30
EUROPEAN MICRO HOLDINGS INC
filed 2006-10-16
CIK 1052914

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2002

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

Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on [July 31, 2006] was $46,478 based on the average bid and asked prices on such date of $0.03.

The Registrant had 5,029,667 shares of Common Stock, par value $0.01 per share, outstanding on [July 31, 2006].

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

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

Strategy

The Company’s objectives are to proceed with an orderly liquidation of all assets. On September 1, 2001 the notes payable to the former American Micro shareholders were settled by transfer of all American Micro shares from European Micro Holdings to the former American Micro shareholders. The Company has to date liquidated Nor’Easter and Colchester and European Micro UK.

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

Employees

On July 31, 2006 the Company had three employees.

ITEM 2. DESCRIPTION OF PROPERTIES.

The corporate headquarters of European Micro Holdings, Inc. is located in Deerfield Beach, Florida.

European Micro’s facilities as of June 30, 2002 are described below:

Location	Square Feet	Lease Expiration
Miami, Florida (offices)(1)	350	2002
Nashville, Tennessee (offices)(1)	350	2002
Portsmouth, New Hampshire (offices and warehouse)(2)	7,700	2005

1. European Micro Holdings, Inc.
2. Nor’Easter

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

The Company’s high and low bid prices by quarter during fiscal 2002 and 2001 are presented as follows:

	Fiscal Year 2002
	High	Low
First Quarter (July 2001 to September 2001)	$0.35	$0.01
Second Quarter (October 2001 to December 2001)	0.06	0.01
Third Quarter (January 2002 to March 2002)	0.06	0.01
Fourth Quarter (April 2002 to June 2002)	0.04	0.02

	Fiscal Year 2001
	High	Low
First Quarter (July 2000 to September 2000)	$9.125	$3.00
Second Quarter (October 2000 to December 2000)	6.00	1.0625
Third Quarter (January 2001 to March 2001)	3.625	0.84
Fourth Quarter (April 2001 to June 2001)	1.1	0.10

On July 31, 2006, the Company had approximately 117 shareholders of record.

Dividends

During the fiscal years ended June 30, 2002 and 2001, no dividends were declared or paid. The Company declared a dividend in the aggregate amount of $200,000 on the outstanding shares of Common Stock of record as of August 1, 2005. The dividend was paid on September 1, 2005. The Company currently intends to proceed with the orderly liquidation of its assets.

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

Years Ended June 30, 2002 and 2001

Total Net Sales. Total net sales decreased $83.2 million, or 88.4%, from $94.1 million in the year ended June 30, 2001 to $10.9 million in the comparable period in 2002. Excluding net sales to related parties, net sales decreased $82.9 million, or 88.4%, from $93.9 million in the year ended June 30, 2001 to $10.9 million in the comparable period in 2002. The decrease in sales was a result of liquidity problems and closures of the Company’s operations. Nor’Easter’s operations were closed in April 2001. Colchester’s operations were closed during July 2001. In addition, American Micro was transferred back to its original shareholders on September 1, 2001, in settlement of notes payable. European Micro UK ceased operations in October 2001. As a result of these closures and transfers, the Company ceased generating revenue during the first half of fiscal 2002.

Gross Profit. Gross profit decreased $6.6 million or 82.8%, from $8.0 million in the year ended June 30, 2001 to $1.4 million in the comparable period in 2002. This decrease was primarily due to lower sales volume due to the closings of the Company’s operating subsidiaries.

Gross margins increased from 8.5% in the year ended June 30, 2001 to 12.6% in the comparable period in 2002. This increase was related to above normal margins obtained at American Micro during the two months, July and August 2001, in which American Micro results were included.

Operating Expenses. Operating expenses as a percentage of total net sales increased from 17% in the year ended June 30, 2001 to 24% in the comparable period in 2002. This increase was attributable to an increase in operating expenses as a percentage of total net sales from 10.6% to 15.2% at American Micro, which was due to an increase in sales commissions and payroll expense. This increase was also attributable to an increase in operating expenses as a percentage of total net sales from 7.8% to 9.5% at European Micro UK, which was due to a decrease in sales due to liquidity problems.

Interest Expense. Interest expense decreased by $807,000 from $1,057,000 in the year ended June 30, 2001 to $250,000 in the comparable period in 2002. This was attributable to a decrease in short-term borrowings and long-term borrowings due to loans being called by the lenders.

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

Hence, with the complete termination of all lines of credit available to the Company, the closures of Nor’easter and Colchester and the loss of American Micro, the Company had no alternative but to proceed with a complete liquidation of all assets. On July 12, 2005, the Company declared a cash dividend in the aggregate amount of $200,000 on the issued and outstanding shares of Common Stock held by shareholders of record as of August 1, 2005. The dividend was paid on September, 2005. As of July 30, 2006, liquidation is almost complete with the only asset being cash in the approximate amount of $20,000.

Long-Term Capital. The Company’s long-term capital needs were historically met from the sales of securities and long-term borrowings. Certain long-term funding was supplied to the Company in the form of capital lease agreements and term loans. The lease agreements were secured by vehicles owned by the Company. As of June 30, 2002, all borrowings had been repaid.

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

On July 16, 1999, European Micro UK purchased the office building in which it had previously been leasing space for 1,705,000 pounds sterling. The purchase price was financed in part by a loan in the amount of 1,312,000 pounds sterling. This loan called for monthly payments of principal and interest in the amount of 15,588 pounds sterling and would have matured in July 2009. The mortgage loan note bore interest at a fixed rate of 7.6%. The mortgage loan note included certain financial and non-financial covenants and restrictions. The agreement also contained a provision whereby the lender could have declared a default based on subjective criteria. The financial covenants were measured using the financial results of European Micro UK as of each fiscal year end. Based upon European Micro UK’s fiscal year end operating results, European Micro UK was out of compliance with one of the covenant requirements at June 30, 2001. The Company was not able to obtain a waiver of this non-compliance. European Micro UK sold the office building effective March 31, 2002 for 1,510,000 pounds sterling ($2,143,000 at March 31, 2002). Proceeds from the sale were held in escrow at March 31, 2002. The proceeds were released from escrow on April 5, 2002, at which time the mortgage loan note secured by the office building plus accrued interest was paid in full in the amount of 1,102,000 pounds sterling. The remaining proceeds of 369,000 pounds sterling, after commissions and legal fees of 39,000 pounds sterling, were paid down on the related party note payable to Harry Shields.

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

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s fourth fiscal quarter ended June 30, 2002, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

Executive Officer

In addition to John B. Gallagher and Harry D. Shields, who are listed above, the following individual is an executive officer of the Company:

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

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

Summary Compensation Table

The following table sets forth compensation information for the three fiscal years ended June 30, 2002 for the Company's Chief Executive Officers, the two other executive officers of the Company and two most highly compensated executive officers of European Micro Plc for Fiscal 2001 and 2002.

		Annual Compensation			Long-Term Compensation
Name and Principal Position(s)	Fiscal Year	Salary	Bonus	Other Annual Compensation (1)	No. of Stock Options Granted (2)	All Other Compensation

John B. Gallagher	2002	$17,333	$0	$0	0	$0
Co-Chairman and Co-President	2001	$329,000(3)	0	0	0	0
	2000	370,667(3)	0	0	0	0

Harry D. Shields	2002	$0	$0	$0	0	$0
Co-Chairman and Co-President	2001	$225,000	0	0	0	0
	2000	266,667	0	0	0	0

Jay Nash	2002	$12,500	$0	$0	0	$0
Chief Financial Officer, Controller,	2001	$75,000	0	0	11,000	0
Secretary and Treasurer	2000	54,167	5,000	0	0	0

Frank Cruz	2002	$16,000	$0	$0	0	$0
Chief Operating Officer	2001	$111,688(3)	0	0	11,000	0
	2000	100,310(3)	15,000	0	0	0

Laurence Gilbert	2002	$0	$0	$0	0	$0
Managing Director (4)	2001	$123,020	$46,171	$21,270	26,000	0
	2000	95,592	159,650	21,374	0	0

Bernadette Spofforth	2002	$0	$0	$0	0	$0
Director of Sales (5)	2001	$0	$0	$0	0	0
	2000	95,592	208,383	23,858	0	0

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

(4) Mr. Gilbert was the Managing Director of European Micro Plc until May 31, 2001. He is no longer employed by European Micro Plc.

(5) Ms. Spofforth was the Director of Sales of European Micro Plc until June 25, 2000. She is no longer employed by European Micro Plc.

Option Grants in Fiscal 2002

During Fiscal 2002, the Company did not grant options to any of the named executive officers.

Option Exercises and Values for Fiscal 2002

During Fiscal 2002, all outstanding options were forfeited by all former employees and all named executive officers.

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

Name and Address	Shares Beneficially Owned	Percent of Class
John B. Gallagher	1,900,000	37.8%
Harry D. Shields	1,577,696	31.4%
All officers and directors as a group	3,477,696	69.2%

Section 16(a) Beneficial Ownership Reporting Compliance

Except as noted below, based upon a review of filings with the Securities and Exchange Commission, the Company believes that all of the Company’s directors and executive officers complied during Fiscal 2002 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

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

During Fiscal 2002, the Company borrowed money from Harry D. Shields, Technology Express, Inc. and American Micro. Harry D. Shields who is the Co-Chairman, Co-President, director and a significant stockholder of the Company, is also the owner of Technology Express, Inc. John B. Gallagher who is the Co-Chairman, Co-President, director and a significant stockholder of the Company, is also the owner of American Micro. In addition, Jay Nash, who was Chief Financial Officer, Controller, Secretary and Treasurer of the Company, has been an officer of Technology Express since 1992. Amounts payable to the related parties are listed below:

($ in thousands)
Fiscal 2002
Notes Payable to Harry D. Shields(1)	$249
Accounts Payable to Technology Express(2)	27
Accounts Payable to American Micro(2)	26

(1) The largest aggregate amount of indebtedness owed by the Company to Harry D. Shields between July 1, 2001 and June 30, 2002 was approximately $1,813,000. These amounts represent a note payable secured by a second mortgage on the office building used by European Micro UK.

(2) The largest aggregate amount of indebtedness owed by the Company to Technology Express and American Micro between July 1, 2001 and June 30, 2002 was approximately $27,000 and $26,000 respectively. These amounts represent advances to the Company in order to pay bills.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEE

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSB and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2002	$33,339
2001	$202,638

ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant other than the services reported in the above paragraph were:

2002	$-
2001	$-

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: October 16, 2006.

EUROPEAN MICRO HOLDINGS, INC.

	By:	/s/ John B. Gallagher
John B. Gallagher Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Harry D. Shields	Co-Chairman; Co-President	October 16, 2006
Harry D. Shields	(Principal Executive Officer); Director

/s/ John B. Gallagher	Co-Chairman; Co-President	October 16, 2006
John B. Gallagher	(Principal Executive Officer); Director

/s/ Jay P. Nash	Chief Financial Officer and	October 16, 2006
Jay P. Nash	Controller (Principal Financial Officer and Controller)

Index to the Financial Statements

European Micro Holdings, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statement of Net Assets in Liquidation as of June 30, 2002 (Liquidation Basis)	F-3

Consolidated Statement of Changes in Net Assets for the Year Ended June 30, 2002 (Liquidation Basis) and Consolidated Statement of Operations for the Year Ended June 30, 2001 (Going Concern Basis)	F-4

Consolidated Statement of Changes in Shareholders’ Equity for the year ended June 30, 2001	F-5

Consolidated Statements of Cash Flows for the Year Ended June 30, 2002 (Liquidation Basis) and for the Year Ended June 30, 2001 (Going Concern Basis)	F-6

Notes to Consolidated Financial Statements as of June 30, 2002	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
European Micro Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated statement of net assets in liquidation of European Micro Holdings, Inc. and Subsidiaries (the “Company”) as of June 30, 2002 and the related consolidated statements of changes in net assets and cash flows for the year ended June 30, 2002 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the stockholders of the Company approved a plan of liquidation on July 1, 2001, and the Company commenced the liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to June 30, 2001 from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of European Micro Holdings, Inc. and Subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 21, 2006

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statement of Net Assets in Liquidation as of June 30, 2002
(Liquidation Basis)
(In thousands)

2002
ASSETS

ASSETS:
Cash	$107
Accounts receivable, net	49
Income taxes receivable	1,574
Other assets	13

TOTAL ASSETS	$1,743
LIABILITIES
LIABILITIES:
Accounts payable	$12
Accrued expenses and other liabilities	780
Due to related parties	302

TOTAL LIABILITIES	$1,094

NET ASSETS IN LIQUIDATION (available to holders of Common Stock)	$649

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statement of Changes in Net Assets for the Year Ended June 30, 2002 (Liquidation Basis)
and Consolidated Statement of Operations for the Year Ended June 30, 2001 (Going Concern Basis)
(In thousands, except share and per share data)

	2002	2001
SALES:
Net sales to unrelated parties	$10,930	$93,879
Net sales to related parties	-	214

Total net sales	10,930	94,093

COST OF GOODS SOLD:
Cost of goods sold to unrelated parties	(9,555)	(85,916)
Cost of goods sold to related parties	-	(202)

Total cost of goods sold	(9,555)	(86,118)

GROSS PROFIT	1,375	7,975

OPERATING EXPENSES:
Selling, general and administrative expenses	(2,631)	(10,969)
Impairment of property and equipment	-	(593)
Goodwill impairment	-	(4,387)

Total operating expenses	(2,631)	(15,949)

LOSS FROM OPERATIONS	(1,256)	(7,974)

OTHER INCOME (EXPENSE)
Interest expense, net	(250)	(1,057)
Forgiveness of debt	686	-
Loss on rescission of American Micro purchase	(1,345)	-

TOTAL OTHER INCOME (EXPENSE)	(909)	(1,057)

LOSS BEFORE INCOME TAXES	(2,165)	(9,031)

Income tax benefit	702	55

NET LOSS	(1,463)	$(8,976)

NET ASSETS BEGINNING OF PERIOD	2,067

EFFECT OF FOREIGN EXCHANGE RATES	45

NET ASSETS IN LIQUIDATION	$649

Net loss per common share - basic and diluted		$(1.80)

Weighted average number of shares outstanding - basic and diluted		4,977,280

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity For the year ended June 30, 2001
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2000	4,933,900	$49	$9,191	$(550)	$2,420	$11,110

Comprehensive Income (Loss):
Net loss					(8,976)	(8,976)
Other comprehensive income (loss) from foreign currency translation adjustment				(239)	-	(239)
Total comprehensive loss				(239)	(8,976)	(9,215)
Issuance of common stock for repayment of debt and under the equity line of credit, net of $217,000 in offering costs	95,767	1	49	-	-	50
Compensation charge for stock options issued to non-employees	-	-	122	-	-	122
Balance at June 30, 2001	5,029,667	$50	$9,362	$(789)	$(6,556)	$2,067

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended June 30, 2002 and 2001
(In thousands)

	2002	2001
	(Liquidation Basis)	(Going Concern Basis)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,463)	$(8,976)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, amortization and impairment of property and equipment	-	1,533
Goodwill impairment	-	4,387
Deferred income taxes	-	235
Forgiveness of Debt	(686)	-
Loss on rescission of American Micro purchase	1,345	-
Compensation charge for non-employee stock options	-	122
Provision for note receivable impairment	-	252
Changes in assets and liabilities, net of effects from dispositions
Restricted cash	-	364
Accounts receivable	5,369	7,285
Inventories	2,865	2,045
Prepaid expenses and other current assets	(98)	664
Income taxes receivable	(1,057)	392
Accounts payable	(1,167)	(1,063)
Accrued expenses and other liabilities	(278)	(1,904)
Due to related parties	300	649

Net cash provided by operating activities	5,130	5,985

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(393)
Sale of property and equipment	2,382	183

Net cash provided by (used in) investing activities	2,382	(210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term borrowings, net	(5,684)	(5,655)
Repayment of long-term borrowings	(2,153)	(765)
Issuance of common stock, net	-	50
Repayment of capital leases	-	(85)

Net cash used in financing activities	(7,837)	(6,455)

Net cash transferred in disposition	(65)	-

Effect of foreign exchange rates	14	(59)

NET DECREASE IN CASH	(376)	(739)
Cash at beginning of year	483	1,222

CASH AT END OF YEAR	$107	$483

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended June 30, 2002 and 2001
(In thousands)

	2002	2001
	(Liquidation Basis)	(Going Concern Basis)
Supplemental disclosure of non-cash investing and financing activities:

Equipment purchased under capital leases	$-	$358

Common stock issued for payment of debt	$-	$217

Goodwill	$-	$1,839

Notes issued for consideration	$-	$(1,839)

On September 1, 2001 the notes payable in the amount of $1,318,000 to the former American Micro shareholders were settled by transfer of all American Micro shares from European Micro Holdings to the former American Micro shareholders. The following represents the assets and liabilities transferred by the settlement of the notes payable.

Book value of assets transferred	$2,682
Book value of liabilities transferred	$1,337

Supplemental disclosure of cash flow information:
Cash paid for interest	$250	$1,081
Cash paid for taxes	$1	$20

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002

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
As of June 30, 2002 (continued)

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

(B) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned inactive subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The Company’s investment in Big Blue Europe BV was accounted for under the equity method.

(C) Basis of Presentation

The consolidated financial statements are expressed in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America, under the liquidation basis of accounting since July 1, 2001.

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

(F) Inventories

Inventories were stated at the lower of cost or market value. Cost was determined using the weighted average cost method. As of June 30, 2002 all inventories had been sold or liquidated.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002 (continued)

Summary of Significant Accounting Policies and Organization (continued)

(G) Property, Equipment & Impairment of Long-Lived Assets

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

As a result of recording the write-off in the year ended June 30, 2001, no adjustments were needed to reflect the change to liquidation basis of accounting, as of July 1, 2001.

(H) Depreciation and Amortization

Depreciation expense was not recorded during the year ended June 30, 2002 because, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, substantially all of the Company’s long-lived assets are deemed to be held for sale.

 (I) Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability of goodwill was impacted if estimated future operating cash flows were not achieved. In the fourth quarter of fiscal 2001, the Company recorded an impairment loss of $4,387,000 representing the entire amount of goodwill from the acquisitions of AMCC, Sunbelt and H&B. The impairment loss was included in operating expenses in the accompanying consolidated statement of loss for the year ended June 30, 2001.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002 (continued)

Summary of Significant Accounting Policies and Organization (continued)

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

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, taxes receivable, accounts payable, accrued expenses and other current liabilities approximate fair value because of their short maturities.

During prior years, the Company had entered into foreign currency exchange contracts to reduce exposure to foreign currency fluctuations associated with the settlement of inter-company receivables and payables denominated in foreign currencies. Foreign exchange contracts generally had maturities of less than one year and were accounted for on the fair value method. Gains and losses resulting from these instruments were recognized in the same period as the underlying foreign currency transaction gains and losses and were included in cost of sales. The Company did not use foreign currency exchange contracts or other derivative financial instruments for speculative or trading purposes.

(L) Foreign Currency Transaction

Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, were translated into US Dollars at year-end exchange rates. Capital accounts were re-measured into US dollars at the acquisition date rates. Income and expense items were translated at the average rates of exchange prevailing during the year. The adjustments resulting from translating the financial statements of such foreign subsidiaries were recorded as a component of accumulated other comprehensive income (loss) in stockholders equity. Foreign currency transaction and forward exchange contracts gains or losses are reported in results of operations.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002 (continued)

Summary of Significant Accounting Policies and Organization (continued)

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

No stock options were granted during 2002. The per share weighted average fair value of stock options granted during 2001 was $3.44. The preceding results were calculated with the use of the Black-Scholes option-pricing model. The assumptions were used for the year ended June 30, 2001: (1) risk-free interest rates of 5.99% to 6.23%; (2) dividend yield of 0.0%; (3) expected lives of 5 to 7 years; and (4) volatility of 144%. Results may vary depending on the assumptions applied within the model.

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

Year ended June 30, 2001

Net loss:
As reported	$(8,976)
Pro forma	$(9,411)

Loss per Share - basic:
As reported	$(1.80)
Pro forma	$(1.88)

Loss per Share - diluted:
As reported	$(1.80)
Pro forma	$(1.88)

Compensation cost arising during the year ended June 30, 2001 in relation to stock options granted to non-employees during the year amounted to $122,000. The vesting period for stock options granted to non-employees varied between 0 and 6 years.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002 (continued)

Summary of Significant Accounting Policies and Organization (continued)

(N) Loss Per Common Share

Basic loss per common share is computed based on the weighted average shares outstanding, including contingently issuable shares for which all contingencies have been met, and excludes any potential dilution. Diluted loss per share does not reflect the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period, because such effect would be anti-dilutive. Therefore, basic and diluted loss per common share are the same.

Since the adoption of the liquidation basis of accounting on July 1, 2001, loss per share was not computed as such amounts are not deemed to be meaningful.

(O) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(P) Recent Accounting Pronouncements

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

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002 (continued)

Summary of Significant Accounting Policies and Organization (continued)

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

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002(continued)

Summary of Significant Accounting Policies and Organization (continued)

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

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002(continued)

Summary of Significant Accounting Policies and Organization (continued)

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

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002(continued)

Summary of Significant Accounting Policies and Organization (continued)

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
As of June 30, 2002(continued)

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

The contingent earn-out payment of the American Micro acquisition relating to two times the after tax earnings for calendar year 2000 of approximately $1,839,000 was due to the former American Micro shareholders. As a result of financial restrictions imposed by the lender on the American Micro and Nor’Easter lines of credit, on February 20, 2001, the Company delivered two Secured Promissory Notes (“Notes”) to the former American Micro shareholders in the original amount of $823,712 each. The Notes called for monthly principal payments of $50,000, plus interest at 8% commencing April 1, 2001, subject to financial covenant restrictions. Each Note was due in full within (30) days of the satisfaction of the American Micro and Nor’Easter lines of credit. On July 15, 2001, the Company notified the former American Micro shareholders that it would be unable to meet its obligations under each Note. After the repayment of the American Micro and Nor’Easter lines of credit along with the repayment of the European Micro Holdings, Inc. term loan, the Company was no longer restricted from performing its obligations to the American Micro shareholders. On August 22, 2001 the former American Micro shareholders demanded full payment of the Notes. On September 1, 2001 the Notes to the former American Micro shareholders were settled by transfer of all American Micro shares from European Micro Holdings to the former American Micro shareholders. See Note 6 for additional details.

Another factor that negatively impacted the Company’s liquidity was the terms of the borrowing arrangements of European Micro UK. European Micro UK’s borrowing capacity was subject to termination by the lender at lender’s sole discretion and during August, 2001 the lender on the European Micro UK’s line of credit demanded repayment. European Micro UK was able to repay the line of credit with a loan from a significant shareholder. The balance of this loan as of June 30, 2002 in the amount of $85,100 is included in due to related parties in the accompanying consolidated statement of net assets in liquidation as of June 30, 2002. See Notes 8 and 9 for additional details.

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

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002(continued)

3 Accounts Receivable, Net

At June 30, 2002, the only remaining accounts receivable was $49,000 due from Origin Micro. See additional details in Note 12.

4 Inventories

At June 30, 2002, all inventories had been sold, discarded or wrote-off.

5 Property and Equipment

At June 30, 2002, all property and equipment had been sold.

On July 16, 1999, European Micro Plc, a wholly-owned subsidiary of the Company (“European Micro UK”), purchased the office building in which it had previously leased space. The purchase price was financed in part by a mortgage loan note. European Micro UK sold the office building effective March 31, 2002 for 1,510,000 pounds sterling ($2,143,000 at March 31, 2002). The proceeds were released from escrow on April 5, 2002, at which time the mortgage loan note secured by the office building plus accrued interest was paid in full in the amount of 1,102,000 pounds sterling ($1,573,000 at April 6, 2002). The remaining proceeds of 369,000 pounds sterling ($527,000 at April 6, 2002), after commissions and legal fees of 39,000 pounds sterling, were paid down on the related party note payable to Harry Shields. See additional details in Note 9.

For the year ended June 30, 2001, the Company abandoned, discarded and wrote-off $171,440 in property and equipment. The Company also wrote-down $422,123 in property and equipment to net realizable value. The total impairment of $593,563 was included in operating expenses in the accompanying consolidated statement of operations for the year ended June 30, 2001.

At June 30, 2001, vehicles with a cost of approximately $241,000, and accumulated depreciation of approximately $107,000, were held under capital leases. During the year ended June 30, 2002, all leased vehicles were returned under the lease agreement or the lease was transferred to former employees.

Depreciation expense was not recorded during the year ended June 30, 2002 because, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, substantially all of the Company’s long-lived assets are deemed to be held for sale. Depreciation expense was $783,000 for the year ended June 30, 2001.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002(continued)

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

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002(continued)

6 Goodwill (continued)

The acquisition of AMCC was accounted for as a purchase. The base purchase price, inclusive of transaction costs, of approximately $1,315,000 exceeded the estimated fair market value of net assets acquired by approximately $817,000, which constitutes goodwill and which was being amortized on a straight-line basis over 20 years. The contingent earn-out payment relating to two times the after tax earnings for calendar year 1999 of approximately $600,000 was paid in March 2000 and was reflected in goodwill. The contingent earn-out payment relating to two times the after tax earnings for calendar year 2000 of approximately $1,839,000 was added to goodwill. The second earn-out payment was due in monthly principal payments of $50,000, plus interest at 8% commencing April 1, 2001, subject to financial covenant restrictions. This amount was secured by a pledge of the shares of common stock of American Micro held by the Company. On September 1, 2001 the notes payable to the former American Micro shareholders were settled by transfer of all American Micro shares from European Micro Holdings to the former American Micro shareholders, hence the goodwill from the American Micro transaction was considered to be 100% impaired and as such was written-off at June 30, 2001.

The results of operations of American Micro, since acquisition through August 31, 2001, have been included in the accompanying consolidated financial statements.

The following unaudited pro forma consolidated results of operations are presented as if the transfer of the American Micro shares had been made at the beginning of 2001 ($ in thousands, except share data):

	Year Ended June 30, 2002	Year Ended June 30, 2001

Net sales	$7,498	$75,823
Net loss	($934)	($10,399)
Basic and diluted loss per share	($0.19)	($2.08)

In the fourth quarter of fiscal 2001, the Company recorded an impairment loss of $4,387,000 representing the entire amount of goodwill from the acquisitions of AMCC, Sunbelt and H&B. The impairment loss was included in operating expenses in the accompanying consolidated statement of loss for the year ended June 30, 2001.

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

During the year ended June 30, 2001 the remaining loan advance to Big Blue Europe BV in the amount of $252,000 plus the $85,000 advanced to the liquidator was considered to be 100% impaired and as such was written-off. These write-offs from fiscal year 2001 were included in selling, general and administrative expenses in the accompanied consolidated statement of loss for the year ended June 30, 2001. See Note 12 for additional details.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002(continued)

8 Short-Term Borrowings

Short-term borrowings were completely repaid during the year ended June 30, 2002. Short-term borrowings represented borrowings secured by various accounts receivable of European Micro UK. Since the closure of European Micro UK during October, 2001, accounts receivable were collected and the corresponding borrowings were repaid.

European Micro UK had a bank line of credit (the “European Micro UK Working Capital Facility”) which was secured by a mortgage debenture on all the assets of European Micro UK and was subordinated to the receivable financing and the capital leases. The facility, which was subject to review in July each year, had been extended to September 2001 and was due on demand. During August, 2001 the lender on the European Micro UK’s line of credit demanded repayment. European Micro UK was able to repay the line of credit with a loan from a significant shareholder. The balance of this loan as of June 30, 2002 in the amount of $85,100 is included in due to related parties in the accompanying consolidated statement of net assets in liquidation as of June 30, 2002.

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
As of June 30, 2002(continued)

8 Short-Term Borrowings (continued)

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

9 Long-Term Borrowings

Long-term borrowings were completely repaid during the year ended June 30, 2002.

European Micro UK purchased the office building in which it had previously leased space. The purchase price was financed in part by a mortgage loan note. This mortgage loan note bore interest at a fixed rate of 7.6%, called for monthly payments of principal and interest in the amount of 15,588 pounds sterling, and had a maturity date of July 2009. The mortgage loan note included certain financial and non-financial covenants and restrictions. The agreement also contained a provision whereby the lender could declare a default based on subjective criteria. The financial covenants were measured using the financial results of European Micro UK as of each fiscal year end. Based upon European Micro UK’s fiscal year end operating results, European Micro UK was out of compliance with certain of the covenant requirements at June 30, 2001. The Company was not able to obtain a waiver of this non-compliance. Therefore, the total amount outstanding under the mortgage loan note was reflected in current maturities of long term debt at June 30, 2001. European Micro UK sold the office building effective March 31, 2002 for 1,510,000 pounds sterling ($2,143,000 at March 31, 2002). The proceeds were released from escrow on April 5, 2002, at which time the mortgage loan note secured by the office building plus accrued interest was paid in full in the amount of 1,102,000 pounds sterling ($1,573,000 at April 5, 2002). The remaining proceeds of 369,000 pounds sterling ($527,000 at April 5, 2002), after commissions and legal fees of 39,000 pounds sterling, were paid down on the related party note payable to Harry Shields.

A term loan was obtained by European Micro Holdings on October 28, 1999, in the amount of $1,500,000. The term loan was to be repaid with quarterly payments of $125,000 over three years. The term loan bore interest at the one-month LIBOR plus two and one-quarter percentage points (2.25%). The term loan was secured by substantially all of the assets of the Company. As partial security for this loan, Messrs. Gallagher and Shields pledged to the lender a portion of their shares of common stock of the Company. In addition, Mr. Shields pledged personal assets as additional collateral and further agreed to maintain certain personal financial statement liquidity levels. In the event the Company defaulted on this loan, the lender could foreclose on all or a portion of the pledged securities. Such an event could have caused a change of control in the Company because Messrs. Gallagher and Shields together owned 71% of the Company’s outstanding common stock.

This term loan agreement was with the same lender as the Nor’Easter Micro and American Micro line of credit facilities discussed in Note 8 and was cross-collateralized and cross-defaulted with these line of credit facilities. The agreement also contained a provision whereby the lender could declare a default based on subjective criteria. Further, the term loan credit agreement contained loan covenant requirements. The Company was not in compliance with certain financial covenants for the June 30, 2001 reporting period. Therefore, the total amount outstanding under the term loan agreement was reflected in current maturities of long term debt at June 30, 2001. This term loan was repaid in full on August 21, 2001.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002(continued)

10 Taxes

Income tax benefit consists of the following (in thousands):

	Years ended June 30,
	2002	2001
Current
Federal and State	$-	$-
Foreign	(702)	(55)
Deferred
Federal and State	-	-
Foreign	-	-

Total income tax benefit	$(702)	$(55)

Provision has not been made for U.S. or additional foreign taxes on approximately $3,672,000 at June 30, 2000, of undistributed earnings of foreign subsidiaries, as those earnings were intended to be permanently reinvested. The foreign subsidiaries incurred substantial losses in excess of undistributed earnings for the years ended June 30, 2002 and 2001, and as a result there are no longer any undistributed earnings from foreign subsidiaries that could be repatriated to the US.

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate of 34% to earnings before income taxes is summarized as follows (in thousands):

	Years ended June 30,
	2002	2001

US federal statutory rate on loss before income taxes	$(279)	$(3,071)
State income tax	-	(183)
Depreciation and Amortization	3	1,258
Difference in foreign versus U.S. federal income tax rate	-	175
Change in valuation allowance	844	1,522
Adjustment to reconcile to actual income tax refund received	(1,270)	-
Foreign non-deductible expenses	-	244

Income tax benefit	$(702)	$(55)

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002(continued)

10 Taxes (continued)

Sources of deferred tax assets are as follows (in thousands):

June 30, 2002

Deferred tax assets:
Property and equipment, principally due to differences in depreciation and amortization	$1,236
Net operating loss carry forwards	1,714
Other	386

Total gross deferred tax assets	3,336
Valuation allowance	(3,336)

Net deferred tax assets	$-0-

The Company has U.S. federal net operating loss carryforwards of approximately $3,867,000, which will begin to expire in 2018. The use of this net operating loss in future years may be restricted under Section 382 of the Internal Revenue Code. The valuation allowance, which increased in fiscal year 2002 by $844,000, has been provided for deferred tax assets as recoverability in future periods is not deemed to be more likely than not.

11 Business to Business Electronic Commerce Strategy

The Company initiated a business to business electronic commerce strategy, which focused on creating a global, value-added, information technology equipment and service trading community. The Company hired Cap Gemini, a leading European management consultancy and information technology services firm, to assist it in the implementation of this plan. The Company incurred the sum of 755,000 pounds sterling ($1,065,000 at exchange rate on June 30, 2001), related to the feasibility studies and business process design. This amount was reflected in selling, general and administrative expenses on the accompanying consolidated statements of operations for the year ended June 30, 2000. During the year ended June 30, 2000, the Company had capitalized the sum of 229,000 pounds sterling ($346,000 at exchange rate on June 30, 2000), related to the actual software development. This capitalized amount was written off and was included in operating expenses in the accompanying consolidated statement of operations for the year ending June 30, 2001.

During May 2000, the Company halted the ongoing development being performed by Cap Gemini until specific funding could be obtained to complete the project. Since the project was not continued by November 30, 2000, the Company incurred a termination fee to Cap Gemini of 150,000 pounds sterling ($212,000 at exchange rate on June 30, 2001). This fee had the option to be credited against future invoices of Cap Gemini upon the continuation of the project. However, since the project was never continued the termination fee was expensed and was included in selling, general and administrative expenses in the accompanying consolidated statement of loss for the year ending June 30, 2001.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002(continued)

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

In June 2002, Nor’Easter and Arlington entered into a settlement agreement whereby on June 20, 2002, Arlington paid Nor’Easter the sum of $52,556 and both parties discontinued the litigation and released all claims against each other. In July 2002, Nor’Easter and Origin entered into a settlement agreement whereby on July 29, 2002, Origin paid Nor’Easter the sum of $49,000 and both parties discontinued the litigation and released all claims. This amount is included in accounts receivable in the accompanying consolidated statement of net assets in liquidation as of June 30, 2002.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002(continued)

12  Commitments and Contingencies (continued)

In December 2001, a former shareholder of Sunbelt served a statutory demand upon European Micro Plc in the sum of 92,710 pounds sterling. This sum was subsequently reduced to 73,940 pounds sterling. On April 19, 2002 Judge Kershaw QC granted the European Micro Plc an injunction preventing the former shareholder from presenting a petition in this sum based upon the statutory demand. On July 31, 2002 the Court of Appeal dismissed European Micro Plc’s claim and ordered the costs to be paid. In August 2003, the debt plus costs and interest owed the former shareholder of Sunbelt was assigned to Harry Shields, a shareholder of European Micro Holdings, Inc., for the sum of 107,000 pounds sterling, (approximately $164,000 at exchange rate on June 30, 2002). This amount is included in due to related parties in the accompanying consolidated statement of net assets in liquidation as of June 30, 2002. This amount plus interest of 9,483 pounds sterling was repaid by European Micro UK to Harry Shields on August 10, 2004.

The Company leased offices and certain equipment under non-cancelable operating leases and vehicles under capital leases. Future minimum lease payments under non-cancelable operating leases and capital leases as of June 30, 2002, (after giving effect to terminated leases for discontinued subsidiaries during fiscal year ending June 30, 2003) in aggregate for each of the five succeeding years is as follows (in thousands):

	Capital	Operating
June 30,
2003	$-	$25
2004	-	-
2005	-	-
2006	-	-
2007

Total minimum lease payments	$-	$25

Rental expense for the years ended June 30, 2002 and 2001 was $11,000 and $358,000 respectively.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002(continued)

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

14  Related Party Information

Related party transactions are summarized as follows (in thousands):

	Year ended June 30,
	2002	2001
Sales
Technology Express	$-	$214

Purchases
Technology Express	$-	$4,672

Due from/to related parties

a)	No amounts were due from related parties at June 30, 2002.

b)	Due to related parties consists of following (in thousands):

June 30, 2002

Harry Shields	$249
Technology Express	27
American Micro	26

$302

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002(continued)

14  Related Party Information (continued)

Nature of related party relationships

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
As of June 30, 2002(continued)

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

Financial information by geographic segments is as follows (in thousands):

	Year Ended June 30,
	2002	2001
Net Sales:
North America	$3,153	$31,695
Europe	7,777	42,859
Other	-	19,539
Total	$10,930	$94,093

Loss From Operations:
North America	$(517)	$(4,134)
Europe	(672)	(3,611)
Other	(67)	(229)
Total	$(1,256)	$(7,974)

Identifiable Assets:
North America	$127	$2,987
Europe	1,593	10,798
Other	23	283
Total	$1,743	$14,068

The Company did not have any suppliers where purchases were in excess of 10% as a percentage of total sales in the years ended June 30, 2002 and 2001.

The Company did not have any customers with sales in excess of 10% as a percentage of total sales in the years ended June 30, 2002 or 2001.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002(continued)

16  Loss per share

Since the adoption of the liquidation basis of accounting on July 1, 2001, loss per share was not computed as such amounts are not deemed to be meaningful.

Year ended
June 30, 2001

Net loss (in thousands)	$(8,976)

Weighted average number of shares
Outstanding common stock during the period	4,977,280
Contingently issuable shares	-

Basic weighted average number of shares	4,977,280

Effect of dilutive stock options and other contingent shares	-

Diluted weighted average number of shares	4,977,280

Basic loss per share	$(1.80)

Diluted loss per share	$(1.80)

During the year-ended June 30, 2001, the Company issued options to purchase 223,500 shares of its common stock at exercise prices ranging from $2.00 to $7.06. The above dilutive earnings per share calculations exclude the effect of options to purchase 1,054,500 for the year ended June 30, 2001, shares of common stock at exercise prices ranging from $2.00 to $12.00 because they were anti-dilutive. Also, see Note 6 related to contingently issuable shares related to an acquisition. The effect of contingent shares related to the guaranteed earn-out amount not paid at the closing of the Sunbelt acquisition and the effect of satisfactory completion of part of the second contingent earn-out has been included in the above basic earnings per share calculations.  The effect of contingent shares related to the first earn-out of American Micro was not included, as such payment was paid in cash in March 2000. The effect of contingent shares related to second earn-out of American Micro was not included, as such payment was reflected in a note payable to original shareholders of American Micro.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002(continued)

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

Employee Stock Purchase Plan

In January 1998, European Micro Holdings, Inc. adopted the 1998 Employee Stock Purchase Plan (the “employee plan”). A total of 50,000 common shares have been reserved for issuance under the plan. The shares issued under the employee plan will be purchased at 85% of market value or such higher percentage (not in excess of 100%) as may be established by the employee plan committee. The employee plan shall remain in effect until terminated by an action of the Board. No shares had been issued as of June 30, 2002.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002(continued)

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

  A summary of the Company’s stock incentive plan is as follows:

	2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	317,500	$6.84	330,500	$9.95
Granted	-		379,000	$4.07
Exercised	-		-
Forfeited	(317,500)	($6.84)	(392,000)	($6.79)

Outstanding at year end	-		317,500	$6.84

Available for grant at year end	500,000		182,500

Warrants issued to placement agent are not part of the stock incentive plan and as such are not included in the above tables.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2002(continued)

18 Subsequent Events

In December 2001, a former shareholder of Sunbelt served a statutory demand upon European Micro UK in the sum of 92,710 pounds sterling. This sum was subsequently reduced to 73,940 pounds sterling. On April 19, 2002 Judge Kershaw QC granted the European Micro UK an injunction preventing the former shareholder from presenting a petition in this sum based upon the statutory demand. On July 31, 2002 the Court of Appeal dismissed European Micro UK’s claim and ordered the costs to be paid. In August 2003, the debt plus costs and interest owed the former shareholder of Sunbelt, was assigned to Harry Shields, a shareholder of European Micro Holdings, Inc., for the sum of 107,000 pounds sterling. This amount is included in due to related parties in the accompanying consolidated statement of net assets in liquidation as of June 30, 2002. This amount plus interest of 9,483 pounds sterling was repaid by European Micro UK to Harry Shields on August 10, 2004.

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