Form 10QSB
period 2002-09-30
EUROPEAN MICRO HOLDINGS INC
filed 2006-10-16
CIK 1052914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

PART I

Financial Information

Item 1. Financial Statements.

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Net Assets in liquidation (Unaudited) as of September 30, 2002 (Liquidation Basis)	3

Condensed Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended September 30, 2002 and 2001 (Liquidation Basis)	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended September 30, 2002 and 2001 (Liquidation Basis)	5

Notes to Condensed Consolidated Financial Statements as of September 30, 2002 (Unaudited)	7

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Net Assets in liquidation as of September 30, 2002
(Liquidation Basis)
(In thousands)
(Unaudited)

September 30, 2002
ASSETS

ASSETS:
Cash	$75
Income taxes receivable	1,598

TOTAL ASSETS	$1,673

LIABILITIES
LIABILITIES:
Accounts payable	$65
Accrued expenses and other liabilities	631
Due to related parties	326

TOTAL LIABILITIES	$1,022

COMMITMENT AND CONTINGENCIES

NET ASSETS IN LIQUIDATION (available to holders of Common Stock)	$651

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets for the Three Months Ended
September 30, 2002 and 2001
(Liquidation Basis)
(In thousands)
(Unaudited)

	Three Months ended September 30,
	2002	2001
SALES:
Net sales	$-	$9,636

COST OF GOODS SOLD:
Cost of goods sold	-	(8,398)

GROSS PROFIT	-	1,238

OPERATING EXPENSE:
Selling, general and administrative expenses	(12)	(1,376)

LOSS FROM OPERATIONS	(12)	(138)

OTHER INCOME (EXPENSE)
Interest expense	-	(158)
Forgiveness of debt	-	686
Loss on rescission of American Micro purchase	-	(1,345)

TOTAL OTHER INCOME (EXPENSE)	-	(817)

LOSS BEFORE INCOME TAXES	(12)	(955)

Income tax (expense)	-	(47)

NET LOSS	(12)	(1,002)

NET ASSETS BEGINNING OF PERIOD	649	2,067

EFFECT OF FOREIGN EXCHANGE RATES	14	36

NET ASSETS IN LIQUIDATION	$651	$1,101

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
Liquidation Basis
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12)	$(1,002)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Forgiveness of debt	—	(686)
Loss on rescission of American Micro purchase	—	1,345
Changes in assets and liabilities, net of effects from dispositions
Accounts receivable	49	2,379
Inventories	—	1,954
Prepaid expenses and other assets	13	(677)
Income tax receivable	(24)	(264)
Accounts payable	53	(320)
Accrued expenses and other liabilities	(149)	(211)
Due to related parties	24	1,811

Net cash (used in) provided by operating activities	(46)	4,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	—	32

Net cash provided by investing activities	—	32

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term borrowings, net	—	(3,568)
Repayment of long-term borrowings	—	(674)
Repayment of capital leases	—	(24)

Net cash used in financing activities	—	(4,266)

Net cash transferred in disposition	—	(65)

Effect of foreign exchange rates	14	(36)

NET DECREASE IN CASH	(32)	(6)
Cash at beginning of period	107	483

CASH AT END OF PERIOD	$75	$477

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
Liquidation Basis
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2002	2001
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$158

Cash paid for taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:

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
As of September 30, 2002
(Unaudited)

1 Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”), and under the liquidation basis of accounting since July 1, 2001, and pursuant to the rules and regulations for reporting on Form 10-QSB. These financial statements have not been audited by independent public accountants but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. Accordingly, certain information and notes required by GAAP for complete financial statements are not included herein. The interim statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-KSB.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2002
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

Another factor that negatively impacted the Company’s liquidity was the terms of the borrowing arrangements of European Micro UK. European Micro UK’s borrowing capacity was subject to termination by the lender at lender’s sole discretion and during August, 2001 the lender on the European Micro UK’s line of credit demanded repayment. European Micro UK was able to repay the line of credit with a loan from a significant shareholder. The balance of this loan as of September 30, 2002 in the amount of $91,000 is included in due to related parties in the accompanying condensed consolidated statement of net assets in liquidation as of September 30, 2002.

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

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2002
(Unaudited)

3 Related Party Transactions

There have not been any related party sales or purchases since June 2001.

Due from/to related parties

a)	No amounts were due from related parties at September 30, 2002.

b)	Due to related parties consists of a note payable to Harry Shields in the amount of $273,000 and accounts payable to Technology Express of $27,000 and American Micro of $26,000.

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
As of September 30, 2002
(Unaudited)

4 Equity Line of Credit

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

5 Commitments and Contingencies

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
As of September 30, 2002
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

In December 2001, a former shareholder of Sunbelt served a statutory demand upon European Micro UK in the sum of 92,710 pounds sterling. This sum was subsequently reduced to 73,940 pounds sterling. On April 19, 2002 Judge Kershaw QC granted the European Micro UK an injunction preventing the former shareholder from presenting a petition in this sum based upon the statutory demand. On July 31, 2002 the Court of Appeal dismissed European Micro UK’s claim and ordered the costs to be paid. In August 2003, the debt plus costs and interest owed the former shareholder of Sunbelt was assigned to Harry Shields, a shareholder of European Micro Holdings, Inc., for the sum of 107,000 pounds sterling, (approximately $167,000 at exchange rate on September 30, 2002). This amount is included in due to related parties in the accompanying condensed consolidated statement of net assets in liquidation as of September 30, 2002. This amount plus interest of 9,483 pounds sterling was repaid by European Micro UK to Harry Shields on August 10, 2004.

6 Subsequent Events

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

Three-Month Period Ended September 30, 2002 and 2001

Total Net Sales. Due to the operational closures, the last of which was European Micro UK, no sales have occurred since October 2001. Total net sales were $9.7 million in the three-month period ended September 30, 2001. Nor’Easter’s operations were closed in April 2001. Colchester’s operations were closed during July 2001. In addition, American Micro was transferred back to its original shareholders on September 1, 2001, in settlement of notes payable. European Micro UK ceased operations in October 2001. As a result of these closures and transfers, the Company ceased generating revenue during the first half of fiscal 2002.

Operating Expenses. Operating expenses were $12,000 in the three-month period ended September 30, 2002 as compared to $1.4 million in the comparable period in 2001.

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

EUROPEAN MICRO HOLDINGS, INC.

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

Long-Term Capital. The Company’s long-term capital needs were historically met from the sales of securities and long-term borrowings. Certain long-term funding was supplied to the Company in the form of capital lease agreements and term loans. The capital lease agreements were secured by vehicles owned by the Company. As of June 30, 2002, all capital lease agreements had been cancelled or assumed by other entities.

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

EUROPEAN MICRO HOLDINGS, INC.

On July 16, 1999, European Micro UK purchased the office building in which it had previously been leasing space for 1,705,000 pounds sterling. The purchase price was financed in part by a loan in the amount of 1,312,000 pounds sterling. This loan called for monthly payments of principal and interest in the amount of 15,588 pounds sterling and had a maturity date of July 2009. The mortgage loan note bore interest at a fixed rate of 7.6%. The mortgage loan note included certain financial and non-financial covenants and restrictions. The agreement also contained a provision whereby the lender could have declared a default based on subjective criteria. The financial covenants were measured using the financial results of European Micro UK as of each fiscal year end. Based upon European Micro UK’s fiscal year end operating results, European Micro UK was out of compliance with one of the covenant requirements at June 30, 2001 and December 31, 2001. The Company was not able to obtain a waiver of this non-compliance. European Micro UK sold the office building effective March 31, 2002 for 1,510,000 pounds sterling ($2,143,000 at March 31, 2002). Proceeds from the sale were held in escrow at March 31, 2002. The proceeds were released from escrow on April 5, 2002, at which time the mortgage loan note secured by the office building plus accrued interest was paid in full in the amount of 1,102,000 pounds sterling. The remaining proceeds of 369,000 pounds sterling, after commissions and legal fees of 39,000 pounds sterling, were paid down on the related party note payable to Harry Shields.

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

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

EUROPEAN MICRO HOLDINGS, INC.

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