Form 10QSB
period 2002-12-31
EUROPEAN MICRO HOLDINGS INC
filed 2006-10-16
CIK 1052914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

PART I

Financial Information

Item 1. Financial Statements.

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Net Assets in liquidation (Unaudited)
as of December 31, 2002 (Liquidation Basis)	3

Condensed Consolidated Statements of Changes in Net Assets (Unaudited) for the Three and Six Months Ended
December 31, 2002 and 2001 (Liquidation Basis)	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three and Six Months Ended
December 31, 2002 and 2001 (Liquidation Basis)	5

Notes to Condensed Consolidated Financial Statements as of December 31, 2002 (Unaudited)	7

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Net Assets in liquidation as of December 31, 2002
(Liquidation Basis)
(In thousands)
(Unaudited)

December 31, 2002
ASSETS
ASSETS:
Cash	$117
Income taxes receivable	1,631

TOTAL ASSETS	$1,748

LIABILITIES
LIABILITIES:
Accounts payable	$90
Accrued expenses and other liabilities	547
Due to related parties	450

TOTAL LIABILITIES	$1,087

COMMITMENT AND CONTINGENCIES

NET ASSETS IN LIQUIDATION (available to holders of Common Stock)	$661

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets for the Three and Six Months Ended
December 31, 2002 and 2001
(Liquidation Basis)
(In thousands)
(Unaudited)

	Three Months ended December 31,		Six Months ended December 31,
	2002	2001	2002	2001
SALES:
Net sales	$-	$1,294	$-	$10,930

COST OF GOODS SOLD:
Cost of goods sold	-	(1,157)	-	(9,555)

GROSS PROFIT	-	137	-	1,375

OPERATING EXPENSE:
Selling, general and administrative expenses	(10)	(203)	(22)	(1,579)

LOSS FROM OPERATIONS	(10)	(66)	(22)	(204)

OTHER INCOME (EXPENSE)
Interest income	1	-	1	-
Interest expense	-	(51)	-	(209)
Forgiveness of debt	-	-	-	686
Loss on rescission of American Micro purchase	-	-	-	(1,345)

TOTAL OTHER INCOME (EXPENSE)	1	(51)	1	(868)

LOSS BEFORE INCOME TAXES	(9)	(117)	(21)	(1,072)

Income tax (expense) benefit	-	18	-	(29)

NET LOSS	(9)	(99)	(21)	(1,101)

NET ASSETS BEGINNING OF PERIOD	651	1,101	649	2,067

EFFECT OF FOREIGN EXCHANGE RATES	19	(21)	33	15

NET ASSETS IN LIQUIDATION	$661	$981	$661	$981

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Liquidation Basis)
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21)	$(1,101)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Forgiveness of debt	—	(686)
Loss on rescission of American Micro purchase	—	1,345
Changes in assets and liabilities, net of effects from dispositions
Accounts receivable	49	5,171
Inventories	—	2,801
Prepaid expenses and other assets	13	(625)
Income tax receivable	(57)	(273)
Accounts payable	78	(933)
Accrued expenses and other liabilities	(232)	(319)
Due to related parties	148	694

Net cash (used in) provided by operating activities	(23)	6,074

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	—	260

Net cash provided by investing activities	—	260

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term borrowings, net	—	(5,714)
Repayment of long-term borrowings	—	(794)
Repayment of capital leases	—	(93)

Net cash used in financing activities	—	(6,601)

Net cash transferred in disposition	—	(65)

Effect of foreign exchange rates	33	(78)

NET INCREASE (DECREASE) IN CASH	10	(410)
Cash at beginning of period	107	483

CASH AT END OF PERIOD	$117	$73

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Liquidation Basis)
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2002	2001
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$209

Cash paid for taxes	$-	$-

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
As of December 31, 2002
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
As of December 31, 2002
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

Another factor that negatively impacted the Company’s liquidity was the terms of the borrowing arrangements of European Micro UK. European Micro UK’s borrowing capacity was subject to termination by the lender at lender’s sole discretion and during August, 2001 the lender on the European Micro UK’s line of credit demanded repayment. European Micro UK was able to repay the line of credit with a loan from a significant shareholder. The balance of this loan as of December 31, 2002 in the amount of $94,000 is included in due to related parties in the accompanying condensed consolidated statement of net assets in liquidation as of December 31, 2002.

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

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2002
(Unaudited)

3 Related Party Transactions

There have not been any related party sales or purchases since June 2001.

Due from/to related parties

a)	No amounts were due from related parties at December 31, 2002.

b)	Due to related parties consists of a note payable to Harry Shields in the amount of $281,000 and accounts payable to Technology Express of $143,000 and American Micro of $26,000.

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
As of December 31, 2002
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
As of December 31, 2002
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

In December 2001, a former shareholder of Sunbelt served a statutory demand upon European Micro UK in the sum of 92,710 pounds sterling. This sum was subsequently reduced to 73,940 pounds sterling. On April 19, 2002 Judge Kershaw QC granted the European Micro UK an injunction preventing the former shareholder from presenting a petition in this sum based upon the statutory demand. On July 31, 2002 the Court of Appeal dismissed European Micro UK’s claim and ordered the costs to be paid. In August 2003, the debt plus costs and interest owed the former shareholder of Sunbelt was assigned to Harry Shields, a shareholder of European Micro Holdings, Inc., for the sum of 107,000 pounds sterling, (approximately $172,000 at exchange rate on December 31, 2002). This amount is included in due to related parties in the accompanying condensed consolidated statement of net assets in liquidation as of December 31, 2002. This amount plus interest of 9,483 pounds sterling was repaid by European Micro UK to Harry Shields on August 10, 2004.

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

Three-Month Period Ended December 31, 2002 and 2001

Total Net Sales. Due to the operational closures, the last of which was European Micro UK, no sales have occurred since October 2001. Total net sales were $1.3 million in the three-month period ended December 31, 2001. Nor’Easter’s operations were closed in April 2001. Colchester’s operations were closed during July 2001. In addition, American Micro was transferred back to its original shareholders on September 1, 2001, in settlement of notes payable. European Micro UK ceased operations in October 2001. As a result of these closures and transfers, the Company ceased generating revenue during the first half of fiscal 2002.

Operating Expenses. Operating expenses were $10,000 in the three-month period ended December 31, 2002 as compared to $203,000 in the comparable period in 2001.

Six-Month Period Ended December 31, 2002 and 2001

Total Net Sales. Due to the operational closures, the last of which was European Micro UK, no sales have occurred since October 2001. Total net sales were $10.9 million in the six-month period ended December 31, 2001. Nor’Easter’s operations were closed in April 2001. Colchester’s operations were closed during July 2001. In addition, American Micro was transferred back to its original shareholders on September 1, 2001, in settlement of notes payable. European Micro UK ceased operations in October 2001. As a result of these closures and transfers, the Company ceased generating revenue during the first half of fiscal 2002.

Operating Expenses. Operating expenses were $22,000 in the six-month period ended December 31, 2002 as compared to $1.6 million in the comparable period in 2001.

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
Incorporated by reference as Exhibit No. 10.13 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.

10.12	Administrative Services Contract by and between European Micro Holdings, Inc. and European Micro Plc effective as of January 1, 1998	Incorporated by reference as Exhibit No. 10.14 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.

10.13	Escrow Agreement between European Micro Holdings, Inc., Tarpon Scurry Investments, Inc. and The Chase Manhattan dated as of March 24, 1998	Incorporated by reference as Exhibit No. 10.15 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.

10.14	Form of Indemnification Agreements with officers and directors	Incorporated by reference as Exhibit No. 10.16 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.

10.15	Form of Transfer Agent Agreement with Chase Mellon Stockholder Services, L.L.C.	Incorporated by reference as Exhibit No. 10.17 to the Company’s Registration Statement on Form S-1/A filed on March 6, 1998.

10.16	Form of Credit Agreement by and between European Micro UK and National Westminster Bank Plc	Incorporated by reference as Exhibit No. 10.17 to the Company’s Annual Report on Form 10-KSB filed on September 28, 1998.

EUROPEAN MICRO HOLDINGS, INC.

Exhibit No.	Description	Location

10.17	Consulting Contract dated September 10, 1998 by and between European Micro Holdings, Inc. and The Equity Group	Incorporated by reference as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-QSB filed on November 13, 1998.

10.18	Employment Agreement dated July 1, 1999 between John B. Gallagher and American Micro	Incorporated by reference as Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB filed on September 28, 1999.

10.19	Revolving Loan Agreement dated October 5, 2000 between American Micro and SouthTrust Bank re: Line of Credit to American Micro	Incorporated by reference as Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.20	First Amendment to Loan Agreement dated October 5, 2000 among the Company, American Micro, Nor’Easter and SouthTrust Bank, N.A. re: Term Loan to the Company	Incorporated by reference as Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.21	Revolving Loan Agreement dated October 5, 2000 between Nor’Easter and SouthTrust Bank re: Line of Credit to Nor’Easter	Incorporated by reference as Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.22	Loan Agreement dated October 28, 1999 among the Company, American Micro, Nor’Easter and SouthTrust Bank, N.A. re: Term Loan to the Company	Incorporated by reference as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999.

10.23	Security Agreement dated October 5, 2000 between Nor’Easter and SouthTrust Bank	Incorporated by reference as Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.24	Security Agreement dated October 5, 2000 between American Micro and SouthTrust Bank	Incorporated by reference as Exhibit 10.24 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.25	Line of Credit Note given by Nor’Easter to SouthTrust Bank	Incorporated by reference as Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.26	Line of Credit Note given by American Micro to SouthTrust Bank	Incorporated by reference as Exhibit 10.26 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.27	Unconditional Guaranty given by Harry Shields to SouthTrust Bank Re: American Micro	Incorporated by reference as Exhibit 10.27 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.28	Unconditional Guaranty given by John Gallagher to SouthTrust Bank Re: American Micro	Incorporated by reference as Exhibit 10.28 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.29	Amended and Restated Unlimited Guaranty Agreement dated October 5, 2000 between Harry Shields and SouthTrust Bank	Incorporated by reference as Exhibit 10.29 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.30	Amended and Restated Unlimited Guaranty Agreement dated October 5, 2000 between John Gallagher and SouthTrust Bank	Incorporated by reference as Exhibit 10.30 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.31	Unconditional Guaranty given by John Gallagher to SouthTrust Bank Re: Nor’Easter	Incorporated by reference as Exhibit 10.31 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

EUROPEAN MICRO HOLDINGS, INC.

Exhibit No.	Description	Location

10.32	Unconditional Guaranty given by Harry Shields to SouthTrust Bank Re: Nor’Easter	Incorporated by reference as Exhibit 10.32 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.33	Specific Agreement for the Provision of Professional Services dated as of March 17, 2000 between the Company and Cap Gemini UK Plc	Incorporated by reference as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-QSB filed on May 15, 2000.

10.34	Equity Line of Credit Agreement dated as of August 24, 2000, between the Company and Spinneret Financial System, Ltd.	Incorporated by reference as Exhibit 10.34 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.35	Registration Rights Agreement dated as of August 24, 2000, between the Company and Spinneret Financial System, Ltd.	Incorporated by reference as Exhibit 10.35 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.36	Warrant to Purchase Common Stock dated as of August 24, 2000, given by the Company to Spinneret Financial System, Ltd.	Incorporated by reference as Exhibit 10.36 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.37	Warrant to Purchase Common Stock dated as of August 24, 2000, given by the Company to the May Davis Group, Inc.	Incorporated by reference as Exhibit 10.37 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.38	Registration Rights Agreement dated as of August 24, 2000, between the Company and the May Davis Group, Inc.	Incorporated by reference as Exhibit 10.38 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

10.39	Placement Agent Agreement dated as of August 24, 2000, between the Company and the May Davis Group, Inc.	Incorporated by reference as Exhibit 10.39 to the Company’s Annual Report on Form 10-KSB filed on October 11, 2000.

14.01	Code of Ethics	Incorporated by reference as Exhibit 14.01 to the Company’s Annual Report on Form 10-KSB filed on October 12, 2006.

EUROPEAN MICRO HOLDINGS, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 16, 2006	EUROPEAN MICRO HOLDINGS, INC.

	By:	/s/ John B. Gallagher
John B. Gallagher, Co-President

By:	/s/ Harry D. Shields
Harry D. Shields, Co-President