Form 10QSB
period 2003-03-31
EUROPEAN MICRO HOLDINGS INC
filed 2006-10-16
CIK 1052914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

PART I

Financial Information

Item 1.  Financial Statements.

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Net Assets in liquidation (Unaudited)
as of March 31, 2003 (Liquidation Basis)	3

Condensed Consolidated Statements of Changes in Net Assets (Unaudited) for the Three and Nine Months Ended
March 31, 2003 and 2002 (Liquidation Basis)	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three and Nine Months Ended
March 31, 2003 and 2002 (Liquidation Basis)	5

Notes to Condensed Consolidated Financial Statements as of March 31, 2003 (Unaudited)	7

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Net Assets in liquidation as of March 31, 2003
(Liquidation Basis)
(In thousands)
(Unaudited)

March 31, 2003
ASSETS
ASSETS:
Cash	$398
Income taxes receivable	970

TOTAL ASSETS	$1,368

LIABILITIES
LIABILITIES:
Accounts payable	$62
Accrued expenses and other liabilities	422
Due to related parties	275

TOTAL LIABILITIES	$759

COMMITMENT AND CONTINGENCIES

NET ASSETS IN LIQUIDATION (available to holders of Common Stock)	$609

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets for the Three and Nine Months Ended
March 31, 2003 and 2002
(Liquidation Basis)
(In thousands)
(Unaudited)

	Three Months ended March 31,		Nine Months ended March 31,
	2003	2002	2003	2002
SALES:
Net sales	$-	$-	$-	$10,930

COST OF GOODS SOLD:
Cost of goods sold	-	-	-	(9,555)

GROSS PROFIT	-	-	-	1,375

OPERATING EXPENSE:
Selling, general and administrative expenses	(66)	(206)	(88)	(1,785)

LOSS FROM OPERATIONS	(66)	(206)	(88)	(410)

OTHER INCOME (EXPENSE)
Interest income	33	-	34	-
Interest expense	(6)	(25)	(6)	(234)
Forgiveness of debt	-	-	-	686
Loss on rescission of American Micro purchase	-	-	-	(1,345)

TOTAL OTHER INCOME (EXPENSE)	27	(25)	28	(893)

LOSS BEFORE INCOME TAXES	(39)	(231)	(60)	(1,303)

Income tax expense	-	-	-	(29)

NET LOSS	(39)	(231)	(60)	(1,332)

NET ASSETS BEGINNING OF PERIOD	661	981	649	2,067

EFFECT OF FOREIGN EXCHANGE RATES	(13)	(20)	20	(5)

NET ASSETS IN LIQUIDATION	$609	$730	$609	$730

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Liquidation Basis)
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60)	$(1,332)
Adjustments to reconcile net loss to net cash provided by operating activities
Forgiveness of debt	—	(686)
Loss on rescission of American Micro purchase	—	1,345
Changes in assets and liabilities, net of effects from dispositions
Accounts receivable	49	5,182
Inventories	—	2,809
Prepaid expenses and other assets	13	(260)
Income tax receivable	604	(263)
Accounts payable	50	(1,035)
Accrued expenses and other liabilities	(358)	(354)
Due to related parties	(27)	685

Net cash provided by operating activities	271	6,091

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	—	256

Net cash provided by investing activities	—	256

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term borrowings, net	—	(5,708)
Repayment of long-term borrowings	—	(832)
Repayment of capital leases	—	(92)

Net cash used in financing activities	—	(6,632)

Net cash transferred in disposition	—	(65)

Effect of foreign exchange rates	20	(53)

NET INCREASE (DECREASE) IN CASH	291	(403)
Cash at beginning of period	107	483

CASH AT END OF PERIOD	$398	$80

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Liquidation Basis)
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2003	2002
Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$234

Cash paid for taxes	$-	$-

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
As of March 31, 2003
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
As of March 31, 2003
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

Another factor that negatively impacted the Company’s liquidity was the terms of the borrowing arrangements of European Micro UK. European Micro UK’s borrowing capacity was subject to termination by the lender at lender’s sole discretion and during August, 2001 the lender on the European Micro UK’s line of credit demanded repayment. European Micro UK was able to repay the line of credit with a loan from a significant shareholder. The balance of this loan as of March 31, 2003 in the amount of $92,000 is included in due to related parties in the accompanying condensed consolidated statement of net assets in liquidation as of March 31, 2003.

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

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2003
(Unaudited)

3 Related Party Transactions

There have not been any related party sales or purchases since June 2001. During February 2003, John B. Gallagher was paid $30,000 for his work on the Big Blue Products, Arlington Computer Products and the former shareholder of Sunbelt lawsuits. During the same period Harry Shields was paid $32,623 as reimbursement of legal fees related to the negotiation of banking terms during the period of noncompliance with the loan covenants.

Due from/to related parties

a)	No amounts were due from related parties at March 31, 2003.

b)	Due to related parties consists of a note payable to Harry Shields in the amount of $275,000.

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

Harry Shields

Harry D. Shields is Co-Chairman, Co-President, a Director and shareholder (owning 31% of the outstanding shares) of European Micro Holdings, Inc.

John B. Gallagher

John B. Gallagher is Co-Chairman, Co-President, Director and shareholder (owning 39% of the outstanding shares) of European Micro Holdings, Inc. He was also the president of American Micro Computer Center and owns 50% of the outstanding shares of capital stock in that company.

Facilities and equipment

The Company utilized approximately 350 square feet of office space and certain equipment owned by Technology Express for which it was not charged a fee.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2003
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

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2003
(Unaudited)

In December 2001, a former shareholder of Sunbelt served a statutory demand upon European Micro UK in the sum of 92,710 pounds sterling. This sum was subsequently reduced to 73,940 pounds sterling. On April 19, 2002 Judge Kershaw QC granted the European Micro UK an injunction preventing the former shareholder from presenting a petition in this sum based upon the statutory demand. On July 31, 2002 the Court of Appeal dismissed European Micro UK’s claim and ordered the costs to be paid. In August 2003, the debt plus costs and interest owed the former shareholder of Sunbelt was assigned to Harry Shields, a shareholder of European Micro Holdings, Inc., for the sum of 107,000 pounds sterling, (approximately $169,000 at exchange rate on March 31, 2003). This amount is included in due to related parties in the accompanying condensed consolidated statement of net assets in liquidation as of March 31, 2003. This amount plus interest of 9,483 pounds sterling was repaid by European Micro UK to Harry Shields on August 10, 2004.

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

Three-Month Period Ended March 31, 2003 and 2002

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

Operating Expenses. Operating expenses were $66,000 in the three-month period ended March 31, 2003 as compared to $206,000 in the comparable period in 2002.

Nine-Month Period Ended March 31, 2003 and 2002

Total Net Sales. Due to the operational closures, the last of which was European Micro UK, no sales have occurred since October 2001. Total net sales were $10.9 million in the nine-month period ended March 31, 2002. Nor’Easter’s operations were closed in April 2001. Colchester’s operations were closed during July 2001. In addition, American Micro was transferred back to its original shareholders on September 1, 2001, in settlement of notes payable. European Micro UK ceased operations in October 2001. As a result of these closures and transfers, the Company ceased generating revenue during the first half of fiscal 2002.

Operating Expenses. Operating expenses were $88,000 in the nine-month period ended March 31, 2003 as compared to $1.8 million in the comparable period in 2002.

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