Form 10KSB
period 2003-06-30
EUROPEAN MICRO HOLDINGS INC
filed 2006-10-16
CIK 1052914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

EUROPEAN MICRO HOLDINGS, INC.
(Exact name of registrant as specified in charter)

Nevada	65-0803752
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

450 Fairway Drive, Suite 105, Deerfield Beach, Florida 33441
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number:	(954) 596-0249

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	None

Name of each exchange on which registered	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001 per share

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. 1. Yes ☐ No ☒ 2. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

State Issuer’s Revenues for its most recent fiscal year: ______________

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

The market value of shares held by nonaffiliates is $46,478 based on the bid price of $0.03 per share at [July 31, 2006].

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

European Micro UK was formerly the parent of European Micro GmbH (“European Micro Germany”), Sunbelt and European Micro B.V. (“European Micro Holland”) and has a 50% joint venture interest in Big Blue Europe, B.V. (“Big Blue Europe”). European Micro Germany was organized under the laws of Germany in 1993 and operated as a sales office in Düsseldorf, Germany. As of August 2000, the Company closed the sales operations of European Micro Germany. Sunbelt was a company registered in England and Wales, which was established in 1992 and based in Wimbledon, England. Sunbelt operated as a distributor of microcomputer products to dealers, value-added resellers and mass merchants throughout Western Europe. Except for the distribution of its Nova brand products (which was discontinued effective January 2000), Sunbelt’s distribution operations were integrated with and into the operations of European Micro UK. European Micro Holland was organized under the laws of Holland in 1995, and operated as a sales office near Amsterdam, Holland. Big Blue Europe was organized under the laws of Holland in January 1997 and was a computer parts distributor with offices located near Amsterdam, Holland, selling primarily to computer maintenance companies. Big Blue Europe has no affiliation with International Business Machines Corporation.

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

Employees

On July 31, 2006 the Company had three employees.

ITEM 2. DESCRIPTION OF PROPERTIES.

The corporate headquarters of European Micro Holdings, Inc. is located in Deerfield Beach, Florida.

European Micro’s facilities as of June 30, 2003 are described below:

Location	Square Feet	Lease Expiration
Miami, Florida (offices)	350	2003
Nashville, Tennessee (offices)	350	2003

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

The Company’s high and low bid prices by quarter during fiscal 2003 and 2002 are presented as follows:

	Fiscal Year 2003
	High	Low
First Quarter (July 2002 to September 2002)	$0.03	$0.01
Second Quarter (October 2002 to December 2002)	0.03	0.01
Third Quarter (January 2003 to March 2003)	0.03	0.01
Fourth Quarter (April 2003 to June 2003)	0.03	0.01

	Fiscal Year 2002
	High	Low
First Quarter (July 2001 to September 2001)	$0.35	$0.01
Second Quarter (October 2001 to December 2001)	0.06	0.01
Third Quarter (January 2002 to March 2002)	0.06	0.01
Fourth Quarter (April 2002 to June 2002)	0.04	0.02

On July 31, 2006, the Company had approximately 117 shareholders of record.

Dividends

During the fiscal years ended June 30, 2003 and 2002, no dividends were declared or paid. The Company declared a dividend in the aggregate amount of $200,000 on the outstanding shares of Common Stock of record as of August 1, 2005. The dividend was paid on September 1, 2005. The Company currently intends to proceed with the orderly liquidation of its assets.

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

Years Ended June 30, 2003 and 2002

Total Net Sales. Due to the operational closures, the last of which was European Micro UK, no sales have occurred since October 2001. Total net sales were $10.9 million in the year ended June 30, 2002. Nor’Easter’s operations were closed in April 2001. Colchester’s operations were closed during July 2001. In addition, American Micro was transferred back to its original shareholders on September 1, 2001, in settlement of notes payable. European Micro UK ceased operations in October 2001. As a result of these closures and transfers, the Company ceased generating revenue during the first half of fiscal 2002.

Operating Expenses. Operating expenses were $118,000 in the year ended June 30, 2003 as compared to $2.6 million in the comparable period in 2002.

Interest Expense. Interest expense decreased by $244,000 from $250,000 in the year ended June 30, 2002 to $6,000 in the comparable period in 2003. This was attributable to short-term borrowings and long-term borrowings having been completely repaid by June 30, 2002. Interest expense in the year ended 2003 was interest on related party loans.

Income Taxes. In the year ended June 30, 2002, the company recorded a tax benefit related to the losses at European Micro UK, however the Company has not accrued a tax benefit for operating losses in the United States or Singapore as realization is not considered more likely than not. No benefit or expense was recorded in the year ended June 30, 2003.

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

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. This interpretation has not been retroactively applied to the June 30, 2002 Consolidated Financial Statements.

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

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company adopted SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company has evaluated the provisions of SFAS No. 123 (R) and has determined that SFAS No. 123 (R) will not have any impact on its financial statement presentation or disclosures.

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

Hence, with the complete termination of all lines of credit available to the Company, the closures of Nor’easter and Colchester and the loss of American Micro, the Company had no alternative but to proceed with a complete liquidation of all assets. At June 30, 2003, the Company had $258,000 of cash which is a $151,000 increase from the June 30, 2002 amount of $107,000. The increase was primarily due to an increase in cash provided by operating activities. On July 12, 2005, the Company declared a cash dividend in the aggregate amount of $200,000 on the issued and outstanding shares of Common Stock held by shareholders of record as of August 1, 2005. The dividend was paid on September 1, 2005. As of July 31, 2006, liquidation is almost complete with the only asset being cash in the approximate amount of $20,000.

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

ITEM 8A. Controls And Procedures

(A) Evaluation of Disclosure Controls and Procedures:

The Company’s Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report, have concluded that as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(B) Changes in Internal Controls:

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

Summary Compensation Table

The following table sets forth compensation information for the three fiscal years ended June 30, 2003 for the Company's Chief Executive Officers, the two other executive officers of the Company and the most highly compensated executive officer of European Micro Plc for Fiscal 2001.

		Annual Compensation			Long-Term Compensation
Name and Principal Position(s)	Fiscal Year	Salary	Bonus	Other Annual Compensation (1)	No. of Stock Options Granted (2)	All Other Compensation
John B. Gallagher	2003	$0	$0	$0	0	$0
Co-Chairman and Co-President	2002	$17,333	0	0	0	0
	2001	$329,000(3)	0	0	0	0

Harry D. Shields	2003	$0	$0	$0	0	$0
Co-Chairman and Co-President	2002	$0	0	0	0	0
	2001	$225,000	0	0	0	0

Jay Nash	2003	$0	$0	$0	0	$0
Chief Financial Officer, Controller,	2002	$12,500	0	0	0	0
Secretary and Treasurer	2001	$75,000	0	0	11,000	0

Frank Cruz	2003	$0	$0	$0	0	$0
Chief Operating Officer (4)	2002	$16,000	0	0	0	0
	2001	$111,688(3)	0	0	11,000	0

Laurence Gilbert	2003	$0	$0	$0	0	$0
Managing Director (5)	2002	$0	$0	$0	0	0
	2001	$123,020	$46,171	$21,270	26,000	0

(1) This consists primarily of employee benefits, including the use of a company owned car, pension plan and medical insurance.

(2) Options to purchase shares of common stock granted pursuant to the 1998 Incentive Plan. Messrs. Nash, Cruz and Gilbert were granted options to purchase shares of the Company’s common stock on August 21, 2000 and January 13, 2001.

(3) Mr. Gallagher’s salary includes an annual salary of $104,000 paid by American Micro Computer Center, Inc., a wholly-owned subsidiary of the Company, in Fiscal 2001. Mr. Cruz’ salary also includes $29,093 paid by American Micro Computer Center, Inc.

(4) Mr. Cruz was the Chief Operating Officer of European Micro Holdings, Inc. until July 31, 2001. He is no longer employed by European Micro Holdings, Inc.

(5) Mr. Gilbert was the Managing Director of European Micro Plc until May 31, 2001. He is no longer employed by European Micro Plc.

Option Grants in Fiscal 2003

During Fiscal 2003, the Company did not grant options to any of the named executive officers.

Option Exercises and Values for Fiscal 2003

There are no outstanding options.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Except as noted below, based upon a review of filings with the Securities and Exchange Commission, the Company believes that all of the Company’s directors and executive officers complied during Fiscal 2003 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

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

During Fiscal 2003, the Company borrowed money from Harry D. Shields, Technology Express, Inc. and American Micro. Harry D. Shields who is the Co-Chairman, Co-President, director and a significant stockholder of the Company, is also the owner of Technology Express, Inc. John B. Gallagher who is the Co-Chairman, Co-President, director and a significant stockholder of the Company, is also the owner of American Micro. In addition, Jay Nash, who was Chief Financial Officer, Controller, Secretary and Treasurer of the Company, has been an officer of Technology Express since 1992. Amounts payable to the related parties are listed below:

($ in thousands)
Fiscal 2003
Notes Payable to Harry D. Shields(1)	$192
Accounts Payable to Technology Express(2)	-
Accounts Payable to American Micro(2)	-

(1) The largest aggregate amount of indebtedness owed by the Company to Harry D. Shields between July 1, 2002 and June 30, 2003 was approximately $275,000.
(2) The largest aggregate amount of indebtedness owed by the Company to Technology Express and American Micro between July 1, 2002 and June 30, 2003 was approximately $148,000 and $26,000 respectively. These amounts represent advances to the Company in order to pay bills.

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

None.

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

2003	$15,000
2002	$33,339

ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant other than the services reported in the above paragraph were:

2003	$-
2002	$-

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

SIGNATURE	TITLE	DATE

/s/ Harry D. Shields	Co-Chairman; Co-President (Principal Executive Officer);	October 16, 2006
Harry D. Shields	Director

/s/ John B. Gallagher	Co-Chairman; Co-President (Principal Executive Officer);	October 16, 2006
John B. Gallagher	Director

/s/ Jay P. Nash	Chief Financial Officer and Controller (Principal Financial	October 16, 2006
Jay P. Nash	Officer and Controller)

Index to the Financial Statements

European Micro Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
European Micro Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated statement of net assets in liquidation of European Micro Holdings, Inc. and Subsidiaries (the "Company") as of June 30, 2003 and the related consolidated statements of changes in net assets and cash flows for the years ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 2 to the financial statements, the stockholders of the Company approved a plan of liquidation on July 1, 2001, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to June 30, 2001 from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of European Micro Holdings, Inc. and Subsidiaries as of June 30, 2003, and the results of their operations and their cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
June 15, 2006

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statement of Net Assets in liquidation as of June 30, 2003
(Liquidation Basis)
(In thousands)

2003
ASSETS
ASSETS:
Cash	$258
Income taxes receivable	1,020

TOTAL ASSETS	$1,278
LIABILITIES
LIABILITIES:
Accounts payable	$43
Accrued expenses and other liabilities	425
Due to related parties	192

TOTAL LIABILITIES	$660

COMMITMENT AND CONTINGENCIES

NET ASSETS IN LIQUIDATION (available to holders of Common Stock)	$618

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets for the years ended
June 30, 2003 and 2002
(Liquidation Basis)
(In thousands)

	2003	2002
SALES:
Net sales	$-	$10,930

COST OF GOODS SOLD:
Cost of goods sold	-	(9,555)

GROSS PROFIT	-	1,375

OPERATING EXPENSES:
Selling, general and administrative expenses	(118)	(2,631)

LOSS FROM OPERATIONS	(118)	(1,256)

OTHER INCOME (EXPENSE)
Interest Income	36	-
Interest expense	(6)	(250)
Forgiveness of debt	-	686
Loss on rescission of American Micro purchase	-	(1,345)

TOTAL OTHER INCOME (EXPENSE)	30	(909)

LOSS BEFORE INCOME TAXES	(88)	(2,165)

Income tax benefit	-	702

NET LOSS	(88)	(1,463)

NET ASSETS BEGINNING OF PERIOD	649	2,067

EFFECT OF FOREIGN EXCHANGE RATES	57	45

NET ASSETS IN LIQUIDATION	$618	$649

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the years ended June 30, 2003 and 2002
(Liquidation Basis)
(In thousands)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88)	$(1,463)
Adjustments to reconcile net loss to net cash provided by operating activities
Forgiveness of Debt	-	(686)
Loss on rescission of American Micro purchase	-	1,345
Changes in assets and liabilities, net of effects from dispositions
Accounts receivable	49	5,369
Inventories	-	2,865
Prepaid expenses and other current assets	13	(98)
Income taxes receivable	554	(1,057)
Accounts payable	31	(1,167)
Accrued expenses and other liabilities	(355)	(278)
Due to related parties	(110)	300

Net cash provided by operating activities	94	5,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	-	2,382

Net cash provided by investing activities	-	2,382

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term borrowings, net	-	(5,684)
Repayment of long-term borrowings	-	(2,153)

Net cash used in financing activities	-	(7,837)

Net cash transferred in disposition	-	(65)

Effect of foreign exchange rates	57	14

NET INCREASE (DECREASE) IN CASH	151	(376)
Cash at beginning of year	107	483

CASH AT END OF YEAR	$258	$107

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the years ended June 30, 2003 and 2002
(Liquidation Basis)
(In thousands)

	2003	2002
Supplemental disclosure of non-cash investing and financing activities:
On September 1, 2001 the notes payable in the amount of $1,318,000 to the former American Micro shareholders were settled by transfer of all American Micro shares from European Micro Holdings to the former American Micro shareholders. The following represents the assets and liabilities transferred by the settlement of the notes payable.

Book value of assets transferred		$2,682

Book value of liabilities transferred		$1,337

Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$250

Cash paid for taxes	$-	$1

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2003

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

The parent company held a 50% interest in a joint venture company, Big Blue Europe BV. Big Blue Europe BV commenced operations in January 1997 and had been included in these consolidated financial statements under the equity method of accounting. Big Blue Europe BV operated in the same industry as the Company. Big Blue Europe BV ceased operations in 2001 and the investment was written-off at June 30, 2001.

Due to sales slowdown and liquidity problems resulting from the Company’s primary lender demanding repayment of their loans, the Company decided to cease operations at Nor’Easter. During May and June 2001, the remaining inventory was sold or written off. All fixed assets were sold or written off except for a vehicle which was sold in July 2001. All accounts receivable were collected except for the Arlington receivable (See Note 4). All accounts payable were paid and the bank accounts were closed. Nor’Easter’s parent European Micro Holdings paid off the remaining balance on Nor’Easter’s Line of Credit on June 15, 2001 and paid all remaining liabilities as they came due.

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

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2003 (continued)

Summary of Significant Accounting Policies and Organization (continued)

During August, 2001 the lender on the European Micro Plc’s line of credit demanded repayment. European Micro Plc was able to repay the line of credit with a loan from a majority shareholder. On October 5, 2001, an agreement between European Micro Plc and Square 1 International, Ltd, a company majority owned by a significant shareholder of European Micro Holdings, Inc., provided for the orderly transfer of employees and the purchase of inventory and fixed assets from European Micro Plc to Square 1 International, Ltd. In July 2002, the Company hired a liquidator to finalize the remaining business. On December 7, 2005, European Micro Plc’s liquidation process was finalized.

(B) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned inactive subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The Company’s investment in Big Blue Europe BV was accounted for under the equity method, until the investment was completely written off on June 30, 2001.

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

(E) Revenue and Expense Recognition

Revenues were recognized at the time the goods were shipped. Revenues from related parties were recognized when the products were sold by the related parties to third parties. Discount and customer rebates were deducted from sales revenue when earned. Costs of goods sold included material and freight costs. Selling, general and administrative costs are charged to expense as incurred. For the year ended June 30, 2003, the Company did not have any revenue or related cost of goods sold.

(F) Inventories

Inventories were stated at the lower of cost or market value. Cost was determined using the weighted average cost method. As of June 30, 2002 all inventories had been sold or liquidated.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2003 (continued)

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

As a result of recording the write-off in the year ended June 30, 2001, no adjustments were needed to reflect the change to liquidation basis of accounting, as of July 1, 2001. As of June 30, 2002 all property and equipment had been sold or liquidated.

(H) Depreciation and Amortization

Depreciation expense was not recorded during the year ended June 30, 2002 because, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, substantially all of the Company’s long-lived assets were deemed to be held for sale. No depreciation expense was recorded in fiscal year ended June 30, 2003, because all property and equipment was sold or liquidated in 2002.

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

The carrying amounts of the Company’s financial instruments, including cash, taxes receivable, accounts payable, accrued expenses and other current liabilities approximate fair value because of their short maturities.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2003 (continued)

Summary of Significant Accounting Policies and Organization (continued)

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

(M) Stock Option Plans

The Company accounts for its employee stock option plans in accordance with Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1998 and subsequent years as if the fair value based method defined in SFAS No. 123 had been applied. No stock options were granted during 2003 or 2002.

(N) Loss Per Common Share

Since the adoption of the liquidation basis of accounting on July 1, 2001, loss per share was not computed as such amounts are not deemed to be meaningful.

(O) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation

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

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2003 (continued)

Summary of Significant Accounting Policies and Organization (continued)

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

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. This interpretation has not been retroactively applied to the June 30, 2002 Consolidated Financial Statements.

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

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2003(continued)

Summary of Significant Accounting Policies and Organization (continued)

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
As of June 30, 2003(continued)

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

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2003(continued)

2 Liquidation

The Company had suffered operating losses in fiscal 2000 and 2001. Ongoing legal costs associated with the litigation related to Big Blue Europe, (See Note 4), the costs associated with the Company’s electronic commerce strategy, increases in general overhead costs, and increased interest expense due primarily to increased borrowings, coupled with decreasing sales volumes and gross profit margins, have negatively impacted operating results. These factors resulted in the noncompliance of the financial covenants of the Company’s loan agreements. Due to these operating results and the covenant violations, the lender on the American Micro and Nor'Easter lines of credit and the European Micro Holdings, Inc. term loan demanded repayment of the Nor'Easter line of credit before June 15, 2001 and the American Micro line of credit and the European Micro Holdings term loan by August 15, 2001. As a result, during April 2001, the Company decided to cease operations at Nor’Easter and during June 2001, the Company decided to cease operations at Colchester. The Nor’Easter line of credit was repaid on June 15, 2001. The American Micro line of credit was repaid during May 2001. The European Micro Holdings term loan was repaid on August 20, 2001.

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

Another factor that negatively impacted the Company’s liquidity was the terms of the borrowing arrangements of European Micro UK. European Micro UK’s borrowing capacity was subject to termination by the lender at lender’s sole discretion and during August, 2001 the lender on the European Micro UK’s line of credit demanded repayment. European Micro UK was able to repay the line of credit with a loan from a significant shareholder. This loan to a significant shareholder was completely repaid on April 3, 2003.

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

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2003(continued)

3 Income Tax Receivable and Taxes

The Company has recorded an income tax receivable of $1,020,000. This receivable originates from European Micro UK’s net operating loss carryback from fiscal 2002. This amount was collected from the United Kingdom’s inland revenue during July 2004.

Income tax benefit consists of the following (in thousands):

	Years ended June 30,
	2003	2002
Current
Federal and State	$-	$-
Foreign	-	(702)
Deferred
Federal and State	-	-
Foreign	-	-
Total income tax benefit	$-	$(702)

Provision has not been made for U.S. or additional foreign taxes on approximately $3,672,000 at June 30, 2000, of undistributed earnings of foreign subsidiaries, as those earnings were intended to be permanently reinvested. The foreign subsidiaries incurred substantial losses in excess of undistributed earnings for the years ended June 30, 2003, 2002 and 2001, and as a result there are no longer any undistributed earnings from foreign subsidiaries that could be repatriated to the US.

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate of 34% to earnings before income taxes is summarized as follows (in thousands):

	Years ended June 30,
	2003	2002
US federal statutory rate on loss before income taxes	$(20)	$(279)
Depreciation and Amortization	-	3
Change in valuation allowance	20	844
Adjustment to reconcile to actual income tax refund received	-	(1,270)
Income tax benefit	$-	$(702)

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2003(continued)

3 Income Tax Receivable and Taxes (continued)

Sources of deferred tax assets are as follows (in thousands):

June 30, 2003
Deferred tax assets:
Property and equipment, principally due to differences in depreciation and amortization	$1,236
Net operating loss carry forwards	1,734
Other	386
Total gross deferred tax assets	3,356
Valuation allowance	(3,356)
Net deferred tax assets	$-0-

The Company has U.S. federal net operating loss carryforwards of approximately $4,200,000, which will begin to expire in 2018. The use of this net operating loss in future years may be restricted under Section 382 of the Internal Revenue Code. The valuation allowance, which increased in fiscal year 2003 by $20,000, has been provided for deferred tax assets as recoverability in future periods is not deemed to be more likely than not.

4 Commitments and Contingencies

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
As of June 30, 2003(continued)

4 Commitments and Contingencies (continued)

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

In December 2001, a former shareholder of Sunbelt served a statutory demand upon European Micro Plc in the sum of 92,710 pounds sterling. This sum was subsequently reduced to 73,940 pounds sterling. On April 19, 2002 Judge Kershaw QC granted the European Micro Plc an injunction preventing the former shareholder from presenting a petition in this sum based upon the statutory demand. On July 31, 2002 the Court of Appeal dismissed European Micro Plc’s claim and ordered the costs to be paid. In August 2003, the debt plus costs and interest owed the former shareholder of Sunbelt was assigned to Harry Shields, a shareholder of European Micro Holdings, Inc., for the sum of 107,000 pounds sterling, (approximately $177,000 at exchange rate on June 30, 2003). This amount is included in due to related parties in the accompanying consolidated statement of net assets in liquidation as of June 30, 2003. This amount plus interest of 9,483 pounds sterling was repaid by European Micro UK to Harry Shields on August 10, 2004.

The Company leased offices and certain equipment under non-cancelable operating leases and vehicles under capital leases. As of June 30, 2003, all capital lease agreements had been cancelled or assumed by other entities.

Rental expense for the years ended June 30, 2003 and 2002 was $25,000 and $11,000 respectively.

5 Foreign Exchange Contracts

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
As of June 30, 2003(continued)

6 Related Party Information

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

Due from/to related parties

a)	No amounts were due from related parties at June 30, 2003.

b)	Due to related parties consists of a note payable to Harry Shields in the amount of $192,000.

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

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2003(continued)
7 Segment Information

The Company operated predominately in a single industry segment as a wholesale distributor of computer-based technology products and services. Geographic areas in which the Company operated included North America (United States and Canada), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Great Britain, Greece, Holland, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, and Sweden), and Other (Singapore). The Company’s reportable operating segments were based on geographic location generating the revenue, and the measure of segment profit was income from operations. The accounting policies of the segments were the same as those described in Note 1 - Summary of Significant Accounting Policies and Organization.

Financial information by geographic segments is as follows (in thousands):

	Year Ended June 30,
	2003	2002
Net Sales:
North America	$-	$3,153
Europe	-	7,777
Other	-	-
Total	$-	$10,930

Income (Loss) From Operations:
North America	$(121)	$(517)
Europe	3	(672)
Other	-	(67)
Total	$(118)	$(1,256)

Identifiable Assets:
North America	$71	$127
Europe	1,207	1,593
Other	-	23
Total	$1,278	$1,743

The Company did not have any suppliers where purchases were in excess of 10% as a percentage of total sales in the years ended June 30, 2003 and 2002.

The Company did not have any customers with sales in excess of 10% as a percentage of total sales in the years ended June 30, 2003 or 2002.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2003(continued)

8 Stockholders’ Equity, Stock Options and Incentive Plans

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

Employee Stock Purchase Plan

In January 1998, European Micro Holdings, Inc. adopted the 1998 Employee Stock Purchase Plan (the “employee plan”). A total of 50,000 common shares have been reserved for issuance under the plan. The shares issued under the employee plan will be purchased at 85% of market value or such higher percentage (not in excess of 100%) as may be established by the employee plan committee. The employee plan shall remain in effect until terminated by an action of the Board. No shares had been issued as of June 30, 2003.

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

  A summary of the Company’s stock incentive plan is as follows:

	2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	-		317,500	$6.84
Granted	-		-
Exercised	-		-
Forfeited	-		(317,500)	($6.84)
Outstanding at year end	-		-
Available for grant at year end	500,000		500,000

Warrants issued to placement agent are not part of the stock incentive plan and as such are not included in the above tables.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2003(continued)

9 Subsequent Events

In December 2001, a former shareholder of Sunbelt served a statutory demand upon European Micro UK in the sum of 92,710 pounds sterling. This sum was subsequently reduced to 73,940 pounds sterling. On April 19, 2002 Judge Kershaw QC granted the European Micro UK an injunction preventing the former shareholder from presenting a petition in this sum based upon the statutory demand. On July 31, 2002 the Court of Appeal dismissed European Micro UK’s claim and ordered the costs to be paid. In August 2003, the debt plus costs and interest owed the former shareholder of Sunbelt, was assigned to Harry Shields, a shareholder of European Micro Holdings, Inc., for the sum of 107,000 pounds sterling. This amount is included in due to related parties in the accompanying consolidated statement of net assets in liquidation as of June 30, 2003. This amount plus interest of 9,483 pounds sterling was repaid by European Micro UK to Harry Shields on August 10, 2004.

In October 2003, the Company and its affiliated defendants entered into a settlement agreement with Big Blue Products whereby the plaintiffs discontinued the litigation and released all claims against the defendants. The parties bore their own legal costs and expenses and exchanged mutual releases. (See Note 4)

On July 12, 2005, the Company declared a cash dividend in the aggregate amount of $200,000 on the issued and outstanding shares of Common Stock held by shareholders of record as of August 1, 2005. The dividend was paid on September 1, 2005. As of July 31, 2006, liquidation is almost complete with the only asset being cash in the approximate amount of $20,000.