Form 10QSB
period 2003-09-30
EUROPEAN MICRO HOLDINGS INC
filed 2006-10-16
CIK 1052914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

PART I

Financial Information

Item 1. Financial Statements.

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Net Assets in liquidation (Unaudited)
as of September 30, 2003 (Liquidation Basis)	3

Condensed Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended
September 30, 2003 and 2002 (Liquidation Basis)	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended
September 30, 2003 and 2002 (Liquidation Basis)	5

Notes to Condensed Consolidated Financial Statements as of September 30, 2003 (Unaudited)	6

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Net Assets in liquidation as of September 30, 2003
(Liquidation Basis)
(In thousands)
(Unaudited)

September 30, 2003
ASSETS
ASSETS:
Cash	$222
Income taxes receivable	1,035

TOTAL ASSETS	$1,257
LIABILITIES
LIABILITIES:
Accounts payable	$94
Accrued expenses and other liabilities	354
Due to related parties	194

TOTAL LIABILITIES	$642

COMMITMENT AND CONTINGENCIES

NET ASSETS IN LIQUIDATION (available to holders of Common Stock)	$615

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets for the Three Months Ended
September 30, 2003 and 2002
(Liquidation Basis)
(In thousands)
(Unaudited)

	Three Months ended September 30,
	2003	2002
SALES:
Net sales	$-	$-

COST OF GOODS SOLD:
Cost of goods sold	-	-

GROSS PROFIT	-	-

OPERATING EXPENSE:
Selling, general and administrative expenses	(11)	(12)

NET LOSS	(11)	(12)

NET ASSETS BEGINNING OF PERIOD	618	649

EFFECT OF FOREIGN EXCHANGE RATES	8	14

NET ASSETS IN LIQUIDATION	$615	$651

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Liquidation Basis)
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11)	$(12)
Changes in assets and liabilities
Accounts receivable	—	49
Prepaid expenses and other assets	—	13
Income tax receivable	(15)	(24)
Accounts payable	51	53
Accrued expenses and other liabilities	(71)	(149)
Due to related parties	2	24

Net cash used in operating activities	(44)	(46)

Effect of foreign exchange rates	8	14

NET DECREASE IN CASH	(36)	(32)
Cash at beginning of period	258	107

CASH AT END OF PERIOD	$222	$75

See accompanying notes to condensed consolidated financial statements.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2003
(Unaudited)

1 Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”), and under the liquidation basis of accounting since July 1, 2001, and pursuant to the rules and regulations for reporting on Form 10-QSB. These financial statements have not been audited by independent public accountants but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. Accordingly, certain information and notes required by GAAP for complete financial statements are not included herein. The interim statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-KSB.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2003
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

Another factor that negatively impacted the Company’s liquidity was the terms of the borrowing arrangements of European Micro UK. European Micro UK’s borrowing capacity was subject to termination by the lender at lender’s sole discretion and during August, 2001 the lender on the European Micro UK’s line of credit demanded repayment. European Micro UK was able to repay the line of credit with a loan from a significant shareholder. This loan from a significant shareholder was completely repaid on April 3, 2003.

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
As of September 30, 2003
(Unaudited)

3 Related Party Transactions

There have not been any related party sales or purchases since June 2001.

Due from/to related parties

a) No amounts were due from related parties at September 30, 2003.

b) Due to related parties consists of a note payable to Harry Shields in the amount of $194,000.

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
As of September 30, 2003
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

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2003
(Unaudited)

In December 2001, a former shareholder of Sunbelt served a statutory demand upon European Micro UK in the sum of 92,710 pounds sterling. This sum was subsequently reduced to 73,940 pounds sterling. On April 19, 2002 Judge Kershaw QC granted the European Micro UK an injunction preventing the former shareholder from presenting a petition in this sum based upon the statutory demand. On July 31, 2002 the Court of Appeal dismissed European Micro UK’s claim and ordered the costs to be paid. In August 2003, the debt plus costs and interest owed the former shareholder of Sunbelt was assigned to Harry Shields, a shareholder of European Micro Holdings, Inc., for the sum of 107,000 pounds sterling, (approximately $178,000 at exchange rate on September 30, 2003). This amount is included in due to related parties in the accompanying condensed consolidated statement of net assets in liquidation as of September 30, 2003. This amount plus interest of 9,483 pounds sterling was repaid by European Micro UK to Harry Shields on August 10, 2004.

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

EUROPEAN MICRO HOLDINGS, INC.

Item 2. Management’s Discussions and Analysis or Plan of Operation.

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

Plan of Operations

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

EUROPEAN MICRO HOLDINGS, INC.

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

EUROPEAN MICRO HOLDINGS, INC.

PART II

Item 1. Legal Proceedings.

On November 12, 1999, Jeffrey and Marie Alnwick (the “Alnwicks”) and a New York corporation, Big Blue Products, commenced an action individually and derivatively for the Dutch company, Big Blue Europe, against the Company and its founders and officers, John B. Gallagher and Harry D. Shields in the United States District Court, Eastern District of New York, Jeffrey Alnwick and Marie Alnwick v. European Micro Holdings, Inc., Eastern District of New York, Docket No. 99CV 7380 (the “Alnwick Litigation”).

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