Form 10QSB
period 2003-12-31
EUROPEAN MICRO HOLDINGS INC
filed 2006-10-16
CIK 1052914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

PART I

Financial Information

Item 1.  Financial Statements.

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Net Assets in liquidation (Unaudited)
as of December 31, 2003 (Liquidation Basis)	3

Condensed Consolidated Statements of Changes in Net Assets (Unaudited) for the Three and Six Months Ended
December 31, 2003 and 2002 (Liquidation Basis)	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three and Six Months Ended
December 31, 2003 and 2002 (Liquidation Basis)	5

Notes to Condensed Consolidated Financial Statements as of December 31, 2003 (Unaudited)	6

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Net Assets in liquidation as of December 31, 2003
(Liquidation Basis)
(In thousands)
(Unaudited)

December 31, 2003
ASSETS
ASSETS:
Cash	$108
Income taxes receivable	1,112

TOTAL ASSETS	$1,220

LIABILITIES
LIABILITIES:
Accounts payable	$3
Accrued expenses and other liabilities	358
Due to related parties	207

TOTAL LIABILITIES	$568

COMMITMENT AND CONTINGENCIES

NET ASSETS IN LIQUIDATION (available to holders of Common Stock)	$652

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets for the Three and Six Months Ended
December 31, 2003 and 2002
(Liquidation Basis)
(In thousands)
(Unaudited)

	Three Months ended December 31,		Six Months ended December 31,
	2003	2002	2003	2002
SALES:
Net sales	$-	$-	$-	$-

COST OF GOODS SOLD:
Cost of goods sold	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSE:
Selling, general and administrative expenses	(21)	(10)	(32)	(22)

LOSS FROM OPERATIONS	(21)	(10)	(32)	(22)

OTHER INCOME
Interest income	3	1	3	1

TOTAL OTHER INCOME	3	1	3	1

NET LOSS	(18)	(9)	(29)	(21)

NET ASSETS BEGINNING OF PERIOD	615	651	618	649

EFFECT OF FOREIGN EXCHANGE RATES	55	19	63	33

NET ASSETS IN LIQUIDATION	$652	$661	$652	$661

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Liquidation Basis)
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29)	$(22)
Changes in assets and liabilities
Accounts receivable	—	49
Prepaid expenses and other assets	—	13
Income tax receivable	(92)	(57)
Accounts payable	(40)	78
Accrued expenses and other liabilities	(67)	(232)
Due to related parties	15	148

Net cash used in operating activities	(213)	(24)

Effect of foreign exchange rates	63	33

NET (DECREASE) INCREASE IN CASH	(150)	10
Cash at beginning of period	258	107

CASH AT END OF PERIOD	$108	$117

See accompanying notes to condensed consolidated financial statements.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2003
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
As of December 31, 2003
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

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2003
(Unaudited)

3 Related Party Transactions

There have not been any related party sales or purchases since June 2001.

Due from/to related parties

a)	No amounts were due from related parties at December 31, 2003.

b)	Due to related parties consists of a note payable to Harry Shields in the amount of $207,000.

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
As of December 31, 2003
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
As of December 31, 2003
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

In December 2001, a former shareholder of Sunbelt served a statutory demand upon European Micro UK in the sum of 92,710 pounds sterling. This sum was subsequently reduced to 73,940 pounds sterling. On April 19, 2002 Judge Kershaw QC granted the European Micro UK an injunction preventing the former shareholder from presenting a petition in this sum based upon the statutory demand. On July 31, 2002 the Court of Appeal dismissed European Micro UK’s claim and ordered the costs to be paid. In August 2003, the debt plus costs and interest owed the former shareholder of Sunbelt was assigned to Harry Shields, a shareholder of European Micro Holdings, Inc., for the sum of 107,000 pounds sterling, (approximately $190,000 at exchange rate on December 31, 2003). This amount is included in due to related parties in the accompanying condensed consolidated statement of net assets in liquidation as of December 31, 2003. This amount plus interest of 9,483 pounds sterling was repaid by European Micro UK to Harry Shields on August 10, 2004.

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