Form 10QSB
period 2004-03-31
EUROPEAN MICRO HOLDINGS INC
filed 2006-10-16
CIK 1052914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

PART I

Financial Information

Item 1.Financial Statements.

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Net Assets in liquidation (Unaudited)as of March 31, 2004 (Liquidation Basis)	3

Condensed Consolidated Statements of Changes in Net Assets (Unaudited) for the Three and Nine Months Ended March 31, 2004 and 2003 (Liquidation Basis)	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three and Nine Months Ended March 31, 2004 and 2003 (Liquidation Basis)	5

Notes to Condensed Consolidated Financial Statements as of March 31, 2004 (Unaudited)	7

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Net Assets in liquidation as of March 31, 2004
(Liquidation Basis)
(In thousands)
(Unaudited)

March 31, 2004
ASSETS
ASSETS:
Cash	$71
Income taxes receivable	1,141

TOTAL ASSETS	$1,212
LIABILITIES
LIABILITIES:
Accrued expenses and other liabilities	$347
Due to related parties	213

TOTAL LIABILITIES	$560

COMMITMENT AND CONTINGENCIES

NET ASSETS IN LIQUIDATION (available to holders of Common Stock)	$652

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets for the Three and Nine Months Ended
March 31, 2004 and 2003
(Liquidation Basis)
(In thousands)
(Unaudited)

	Three Months ended March 31,		Nine Months ended March 31,
	2004	2003	2004	2003
SALES:
Net sales	$-	$-	$-	$-

COST OF GOODS SOLD:
Cost of goods sold	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSE:
Selling, general and administrative expenses	(22)	(66)	(54)	(88)

LOSS FROM OPERATIONS	(22)	(66)	(54)	(88)

OTHER INCOME (EXPENSE)
Interest income	-	33	3	34
Interest expense	-	(6)	-	(6)

TOTAL OTHER INCOME (EXPENSE)	-	27	3	28

NET LOSS	(22)	(39)	(51)	(60)

NET ASSETS BEGINNING OF PERIOD	652	661	618	649

EFFECT OF FOREIGN EXCHANGE RATES	22	(13)	85	20

NET ASSETS IN LIQUIDATION	$652	$609	$652	$609

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Liquidation Basis)
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51)	$(60)
Changes in assets and liabilities
Accounts receivable	—	49
Prepaid expenses and other assets	—	13
Income tax receivable	(121)	604
Accounts payable	(43)	50
Accrued expenses and other liabilities	(78)	(358)
Due to related parties	21	(27)

Net cash (used in) provided by operating activities	(272)	271

Effect of foreign exchange rates	85	20

NET (DECREASE) INCREASE IN CASH	(187)	291
Cash at beginning of period	258	107

CASH AT END OF PERIOD	$71	$398

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Liquidation Basis)
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$6

Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2004
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
As of March 31, 2004
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

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2004
(Unaudited)

3 Related Party Transactions

There have not been any related party sales or purchases since June 2001.

Due from/to related parties

a)	No amounts were due from related parties at March 31, 2004.

b)	Due to related parties consists of a note payable to Harry Shields in the amount of $213,000.

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
As of March 31, 2004
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
As of March 31, 2004
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

In December 2001, a former shareholder of Sunbelt served a statutory demand upon European Micro UK in the sum of 92,710 pounds sterling. This sum was subsequently reduced to 73,940 pounds sterling. On April 19, 2002 Judge Kershaw QC granted the European Micro UK an injunction preventing the former shareholder from presenting a petition in this sum based upon the statutory demand. On July 31, 2002 the Court of Appeal dismissed European Micro UK’s claim and ordered the costs to be paid. In August 2003, the debt plus costs and interest owed the former shareholder of Sunbelt was assigned to Harry Shields, a shareholder of European Micro Holdings, Inc., for the sum of 107,000 pounds sterling, (approximately $195,000 at exchange rate on March 31, 2004). This amount is included in due to related parties in the accompanying condensed consolidated statement of net assets in liquidation as of March 31, 2004. This amount plus interest of 9,483 pounds sterling was repaid by European Micro UK to Harry Shields on August 10, 2004.

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

EUROPEAN MICRO HOLDINGS, INC.

European Micro Holding’s headquarters are located at 450 Fairways Drive, Suite 105, Deerfield Beach, Florida 33441 and its telephone number is (954) 596-0249.

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