Form 10KSB
period 2004-06-30
EUROPEAN MICRO HOLDINGS INC
filed 2006-10-16
CIK 1052914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

Unless the context otherwise requires and except as otherwise specified, references herein to “European Micro” or the “Company” include European Micro Holdings, Inc. and its five wholly-owned subsidiaries, European Micro Plc, a company organized under the laws of the United Kingdom (“European Micro UK”), Nor’Easter Micro, Inc., a Nevada corporation (“Nor’Easter”), Colchester Enterprise Pte. Ltd., a company organized under the laws of Singapore (“Colchester), American Micro Computer Center, Inc., a Florida corporation (“American Micro”), Engenis.com Ltd., a company organized under the laws of the United Kingdom (“Engenis”), (collectively, the five wholly-owned subsidiaries are referred to as the “Subsidiaries”)..

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

The Company’s high and low bid prices by quarter during fiscal 2004 and 2003 are presented as follows:

	Fiscal Year 2004
	High	Low
First Quarter (July 2003 to September 2003)	$0.03	$0.01
Second Quarter (October 2003 to December 2003)	0.06	0.01
Third Quarter (January 2004 to March 2004)	0.07	0.03
Fourth Quarter (April 2004 to June 2004)	0.06	0.04

	Fiscal Year 2003
	High	Low
First Quarter (July 2002 to September 2002)	$0.03	$0.01
Second Quarter (October 2002 to December 2002)	0.03	0.01
Third Quarter (January 2003 to March 2003)	0.03	0.01
Fourth Quarter (April 2003 to June 2003)	0.03	0.01

On July 31, 2006, the Company had approximately 117 shareholders of record.

Dividends

During the fiscal years ended June 30, 2004 and 2003, no dividends were declared or paid. The Company declared a dividend in the aggregate amount of $200,000 on the outstanding shares of Common Stock of record as of August 1, 2005. The dividend was paid on September 1, 2005. The Company currently intends to proceed with the orderly liquidation of its assets.

Recent Sales of Unregistered Securities

None.

ITEM 6. PLAN OF OPERATIONS.

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

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. This interpretation has not been retroactively applied to the June 30, 2003 Consolidated Financial Statements.

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

Hence, with the complete termination of all lines of credit available to the Company, the closures of Nor’easter and Colchester and the loss of American Micro, the Company had no alternative but to proceed with a complete liquidation of all assets. At June 30, 2004, the Company had $65,000 of cash which is a $193,000 decrease from the June 30, 2003 amount of $258,000. The decrease was primarily due to an increase in cash used in operating activities. On July 12, 2005, the Company declared a cash dividend in the aggregate amount of $200,000 on the issued and outstanding shares of Common Stock held by shareholders of record as of August 1, 2005. The dividend was paid on September 1, 2005. As of July 31, 2006, liquidation is almost complete with the only asset being cash in the approximate amount of $20,000.

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

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

Summary Compensation Table

The following table sets forth compensation information for the three fiscal years ended June 30, 2004 for the Company's Chief Executive Officers and the two other executive officers of the Company.

		Annual Compensation			Long-Term Compensation
Name and Principal Position(s)	Fiscal Year	Salary	Bonus	Other Annual Compensation (1)	No. of Stock Options Granted	All Other Compensation

John B. Gallagher	2004	$0	$0	$0	0	$0
Co-Chairman and Co-President	2003	$0	0	0	0	0
	2002	$17,333	0	0	0	0

Harry D. Shields	2004	$0	$0	$0	0	$0
Co-Chairman and Co-President	2003	$0	0	0	0	0
	2002	$0	0	0	0	0

Jay Nash	2004	$0	$0	$0	0	$0
Chief Financial Officer, Controller,	2003	$0	0	0	0	0
Secretary and Treasurer	2002	$12,500	0	0	0	0

Frank Cruz	2004	$0	$0	$0	0	$0
Chief Operating Officer (2)	2003	$0	0	0	0	0
	2002	$16,000	0	0	0	0

(1) This consists primarily of employee benefits, including the use of a company owned car, pension plan and medical insurance.

(2) Mr. Cruz was the Chief Operating Officer of European Micro Holdings, Inc. until July 31, 2001. He is no longer employed by European Micro Holdings, Inc.

Option Grants in Fiscal 2004

During Fiscal 2004, the Company did not grant options to any of the named executive officers.

Option Exercises and Values for Fiscal 2004

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

Section 16(a) Beneficial Ownership Reporting Compliance

Except as noted below, based upon a review of filings with the Securities and Exchange Commission, the Company believes that all of the Company’s directors and executive officers complied during Fiscal 2004 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

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

During Fiscal 2004, the Company borrowed money from Harry D. Shields. Harry D. Shields who is the Co-Chairman, Co-President, director and a significant stockholder of the Company, is also the owner of Technology Express, Inc. John B. Gallagher who is the Co-Chairman, Co-President, director and a significant stockholder of the Company, is also the owner of American Micro. In addition, Jay Nash, who was Chief Financial Officer, Controller, Secretary and Treasurer of the Company, has been an officer of Technology Express since 1992. Amounts payable to the related parties are listed below:

($ in thousands)

Fiscal 2004
Notes Payable to Harry D. Shields(1)	$210

(1) The largest aggregate amount of indebtedness owed by the Company to Harry D. Shields between July 1, 2003 and June 30, 2004 was approximately $210,000.

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

2004	$9,000
2003	$15,000

ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant other than the services reported in the above paragraph were:

2004	$-
2003	$-

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
European Micro Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated statement of net assets in liquidation of European Micro Holdings, Inc. and Subsidiaries (the "Company") as of June 30, 2004 and the related consolidated statements of changes in net assets and cash flows for the years ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of European Micro Holdings, Inc. and Subsidiaries as of June 30, 2004, and the results of their operations and their cash flows for the years ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
June 22, 2006

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statement of Net Assets in liquidation as of June 30, 2004
(Liquidation Basis)
(In thousands)

ASSETS	2004
ASSETS:
Cash	$65
Income taxes receivable	1,130

TOTAL ASSETS	$1,195
LIABILITIES
LIABILITIES:
Accrued expenses and other liabilities	$366
Due to related parties	210

TOTAL LIABILITIES	$576

COMMITMENT AND CONTINGENCIES

NET ASSETS IN LIQUIDATION (available to holders of Common Stock)	$619

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets for the years ended
June 30, 2004 and 2003
(Liquidation Basis)
(In thousands)

	2004	2003
SALES:
Net sales	$-	$-

COST OF GOODS SOLD:
Cost of goods sold	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Selling, general and administrative expenses	(80)	(118)

LOSS FROM OPERATIONS	(80)	(118)

OTHER INCOME (EXPENSE)
Interest Income	4	36
Interest expense	-	(6)

TOTAL OTHER INCOME (EXPENSE)	4	30

NET LOSS	(76)	(88)

NET ASSETS BEGINNING OF PERIOD	618	649

EFFECT OF FOREIGN EXCHANGE RATES	77	57

NET ASSETS IN LIQUIDATION	$619	$618

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the years ended June 30, 2004 and 2003
(Liquidation Basis)
(In thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(76)	$(88)
Changes in assets and liabilities
Accounts receivable	—	49
Prepaid expenses and other current assets	—	13
Income taxes receivable	(111)	554
Accounts payable	(43)	31
Accrued expenses and other liabilities	(59)	(355)
Due to related parties	19	(110)

Net cash (used in) provided by operating activities	(270)	94

Effect of foreign exchange rates	77	57

NET (DECREASE) INCREASE IN CASH	(193)	151
Cash at beginning of year	258	107

CASH AT END OF YEAR	$65	$258

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the years ended June 30, 2004 and 2003
(Liquidation Basis)
(In thousands)

Supplemental disclosure of cash flow information:	2004	2003

Cash paid for interest	$-	$6

Cash paid for taxes	$-	$-

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2004

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
As of June 30, 2004 (continued)

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

(E) Revenue and Expense Recognition

Revenues were recognized at the time the goods were shipped. Revenues from related parties were recognized when the products were sold by the related parties to third parties. Discount and customer rebates were deducted from sales revenue when earned. Costs of goods sold included material and freight costs. Selling, general and administrative costs are charged to expense as incurred. For the years ended June 30, 2004 and 2003, the Company did not have any revenue or related cost of goods sold.

(F) Inventories

Inventories were stated at the lower of cost or market value. Cost was determined using the weighted average cost method. As of June 30, 2002 all inventories had been sold or liquidated.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2004 (continued)

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

(H) Depreciation and Amortization

Depreciation expense was not recorded during the year ended June 30, 2002 because, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, substantially all of the Company’s long-lived assets were deemed to be held for sale. No depreciation expense was recorded in fiscal years ended June 30, 2005 and 2004, because all property and equipment was sold or liquidated in 2002.

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
As of June 30, 2004 (continued)

Summary of Significant Accounting Policies and Organization (continued)

(K) Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, taxes receivable, accrued expenses and other current liabilities, and due to related parties approximate fair value because of their short maturities.

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
No stock options were granted during 2004 or 2003.

(N) Loss Per Common Share

Since the adoption of the liquidation basis of accounting on July 1, 2001, loss per share was not computed as such amounts are not deemed to be meaningful.

(O) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2004 (continued)

Summary of Significant Accounting Policies and Organization (continued)

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

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. This interpretation has not been retroactively applied to the June 30, 2003 Consolidated Financial Statements.

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
As of June 30, 2004 (continued)

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
As of June 30, 2004 (continued)

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
As of June 30, 2004(continued)

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

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2004(continued)

3 Income Tax Receivable and Taxes

The Company has recorded an income tax receivable of $1,130,000. This receivable originates from European Micro UK’s net operating loss carryback from fiscal 2002. This amount was collected from the United Kingdom’s inland revenue during July 2004.

Provision has not been made for U.S. or additional foreign taxes on approximately $3,672,000 at June 30, 2000, of undistributed earnings of foreign subsidiaries, as those earnings were intended to be permanently reinvested. The foreign subsidiaries incurred substantial losses in excess of undistributed earnings for the years ended June 30, 2004, 2003, 2002 and 2001, and as a result there are no longer any undistributed earnings from foreign subsidiaries that could be repatriated to the US.

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate of 34% to earnings before income taxes is summarized as follows (in thousands):

	Years ended June 30,
	2004	2003

US federal statutory rate on loss before income taxes	$(19)	$(20)
Change in valuation allowance	19	20

Income tax benefit	$-	$-

Sources of deferred tax assets are as follows (in thousands):

June 30, 2004

Deferred tax assets:
Property and equipment, principally due to differences in depreciation and amortization	$1,236
Net operating loss carry forwards	1,753
Other	386

Total gross deferred tax assets	3,375
Valuation allowance	(3,375)

Net deferred tax assets	$-0-

The Company has U.S. federal net operating loss carryforwards of approximately $4,250,000, which will begin to expire in 2018. The use of this net operating loss in future years may be restricted under Section 382 of the Internal Revenue Code. The valuation allowance, which increased in fiscal year 2004 by $19,000, has been provided for deferred tax assets as recoverability in future periods is not deemed to be more likely than not.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2004 (continued)

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

In December 2001, a former shareholder of Sunbelt served a statutory demand upon European Micro Plc in the sum of 92,710 pounds sterling. This sum was subsequently reduced to 73,940 pounds sterling. On April 19, 2002 Judge Kershaw QC granted the European Micro Plc an injunction preventing the former shareholder from presenting a petition in this sum based upon the statutory demand. On July 31, 2002 the Court of Appeal dismissed European Micro Plc’s claim and ordered the costs to be paid. In August 2003, the debt plus costs and interest owed the former shareholder of Sunbelt was assigned to Harry Shields, a shareholder of European Micro Holdings, Inc., for the sum of 107,000 pounds sterling, (approximately $193,000 at exchange rate on June 30, 2004). This amount is included in due to related parties in the accompanying consolidated statement of net assets in liquidation as of June 30, 2004. This amount plus interest of 9,483 pounds sterling was repaid by European Micro UK to Harry Shields on August 10, 2004.

The Company leased offices and certain equipment under non-cancelable operating leases and vehicles under capital leases. As of June 30, 2003, all capital lease agreements had been cancelled or assumed by other entities.

Rental expense for the years ended June 30, 2004 and 2003 was zero and $25,000 respectively.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2004 (continued)

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

6 Related Party Information

There have not been any related party sales or purchases since June 2001.

Due from/to related parties

a)	No amounts were due from related parties at June 30, 2004.

b)	Due to related parties consists of a note payable to Harry Shields in the amount of $210,000.

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

Harry Shields

Harry D. Shields is Co-Chairman, Co-President, a Director and shareholder (owning 31% of the outstanding shares) of European Micro Holdings, Inc.

John B. Gallagher

John B. Gallagher is Co-Chairman, Co-President, Director and shareholder (owning 39% of the outstanding shares) of European Micro Holdings, Inc. He was also the president of American Micro Computer Center and owns 50% of the outstanding shares of capital stock in that company

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2004(continued)

7 Segment Information

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

Financial information by geographic segments is as follows (in thousands):

	Year Ended June 30,
	2004	2003
Net Sales:
North America	$-	$-
Europe	-	-
Other	-	-
Total	$-	$-

Income (Loss) From Operations:
North America	$(78)	$(121)
Europe	(2)	3
Other	-	-
Total	$(80)	$(118)

Identifiable Assets:
North America	$41	$71
Europe	1,154	1,207
Other	-	-
Total	$1,195	$1,278

The Company did not have any suppliers where purchases were in excess of 10% as a percentage of total sales in the years ended June 30, 2004 and 2003.

The Company did not have any customers with sales in excess of 10% as a percentage of total sales in the years ended June 30, 2004 or 2003.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2004 (continued)

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

Employee Stock Purchase Plan

In January 1998, European Micro Holdings, Inc. adopted the 1998 Employee Stock Purchase Plan (the “employee plan”). A total of 50,000 common shares have been reserved for issuance under the plan. The shares issued under the employee plan will be purchased at 85% of market value or such higher percentage (not in excess of 100%) as may be established by the employee plan committee. The employee plan shall remain in effect until terminated by an action of the Board. No shares had been issued as of June 30, 2004.

Stock Incentive Plan

In January 1998, European Micro Holdings, Inc. adopted the 1998 Stock Incentive Plan (the “Plan”). A total of 500,000 common shares have been reserved for issuance under the Plan. As of June 30, 2004 and 2003 there were no outstanding options to purchase common shares. The committee may grant to such participants as the committee may select options entitling the participants to purchase shares of common stock for the Company in such numbers, at such prices and on such terms and subject to such conditions, consistent with the terms of the Plan, as may be established by the committee. The Plan shall remain in effect until terminated by an action of the Board.

9 Subsequent Events

In December 2001, a former shareholder of Sunbelt served a statutory demand upon European Micro UK in the sum of 92,710 pounds sterling. This sum was subsequently reduced to 73,940 pounds sterling. On April 19, 2002 Judge Kershaw QC granted the European Micro UK an injunction preventing the former shareholder from presenting a petition in this sum based upon the statutory demand. On July 31, 2002 the Court of Appeal dismissed European Micro UK’s claim and ordered the costs to be paid. In August 2003, the debt plus costs and interest owed the former shareholder of Sunbelt, was assigned to Harry Shields, a shareholder of European Micro Holdings, Inc., for the sum of 107,000 pounds sterling. This amount is included in due to related parties in the accompanying consolidated statement of net assets in liquidation as of June 30, 2004. This amount plus interest of 9,483 pounds sterling was repaid by European Micro UK to Harry Shields on August 10, 2004.

On July 12, 2005, the Company declared a cash dividend in the aggregate amount of $200,000 on the issued and outstanding shares of Common Stock held by shareholders of record as of August 1, 2005. The dividend was paid on September 1, 2005. As of July 31, 2006, liquidation is almost complete with the only asset being cash in the approximate amount of $20,000.