Form 10QSB
period 2004-09-30
EUROPEAN MICRO HOLDINGS INC
filed 2006-10-16
CIK 1052914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

PART I

Financial Information

Item 1.Financial Statements.

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Net Assets in liquidation (Unaudited) as of September 30, 2004 (Liquidation Basis)	3

Condensed Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended September 30, 2004 and 2003 (Liquidation Basis)	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended September 30, 2004 and 2003 (Liquidation Basis)	5

Notes to Condensed Consolidated Financial Statements as of September 30, 2004 (Unaudited)	6

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Net Assets in liquidation as of September 30, 2004
(Liquidation Basis)
(In thousands)
(Unaudited)

September 30, 2004
ASSETS

ASSETS:
Cash	$503
Income taxes receivable	68

TOTAL ASSETS	$571

LIABILITIES
LIABILITIES:
Accrued expenses and other liabilities	$331

TOTAL LIABILITIES	$331

COMMITMENT AND CONTINGENCIES

NET ASSETS IN LIQUIDATION (available to holders of Common Stock)	$240

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets for the Three Months Ended
September 30, 2004 and 2003
(Liquidation Basis)
(In thousands)
(Unaudited)

	Three Months ended September 30,
	2004	2003
SALES:
Net sales	$-	$-

COST OF GOODS SOLD:
Cost of goods sold	-	-

GROSS PROFIT	-	-

OPERATING EXPENSE:
Selling, general and administrative expenses	(383)	(11)

NET LOSS	(383)	(11)

NET ASSETS BEGINNING OF PERIOD	619	618

EFFECT OF FOREIGN EXCHANGE RATES	4	8

NET ASSETS IN LIQUIDATION	$240	$615

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Liquidation Basis)
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(383)	$(11)
Changes in assets and liabilities
Income tax receivable	1,062	(15)
Accounts payable	—	51
Accrued expenses and other liabilities	(35)	(71)
Due to related parties	(210)	2

Net cash provided by (used in) operating activities	434	(44)

Effect of foreign exchange rates	4	8

NET INCREASE (DECREASE) IN CASH	438	(36)
Cash at beginning of period	65	258

CASH AT END OF PERIOD	$503	$222

See accompanying notes to condensed consolidated financial statements.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2004
(Unaudited)

1 Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”), and under the liquidation basis of accounting since July 1, 2001, and pursuant to the rules and regulations for reporting on Form 10-QSB. These financial statements have not been audited by independent public accountants but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. Accordingly, certain information and notes required by GAAP for complete financial statements are not included herein. The interim statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-KSB.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2004
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

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2004
(Unaudited)

3 Related Party Transactions

There have not been any related party sales or purchases since June 2001.

Due from/to related parties

a)	No amounts were due from related parties at September 30, 2004.

b)	No amounts were due to related parties at September 30, 2004.

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

During the three months ended September 30, 2004, the Company had general and administrative expenses of $383,000, which was primarily for officers’ salaries. With the exception of such officers’ salaries and certain other administrative expenses, the Company did not have operations for the three months ended September 30, 2004 and 2003.

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

EUROPEAN MICRO HOLDINGS, INC.

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