Form 10QSB
period 2004-12-31
EUROPEAN MICRO HOLDINGS INC
filed 2006-10-16
CIK 1052914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

PART I

Financial Information

Item 1.  Financial Statements.

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Net Assets in liquidation (Unaudited)
as of December 31, 2004 (Liquidation Basis)	3

Condensed Consolidated Statements of Changes in Net Assets (Unaudited) for the Three and Six Months Ended
December 31, 2004 and 2003 (Liquidation Basis)	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three and Six Months Ended
December 31, 2004 and 2003 (Liquidation Basis)	5

Notes to Condensed Consolidated Financial Statements as of December 31, 2004 (Unaudited)	6

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Net Assets in liquidation as of December 31, 2004
(Liquidation Basis)
(In thousands)
(Unaudited)

December 31, 2004

ASSETS
ASSETS:
Cash	$499
Income taxes receivable	71
TOTAL ASSETS	$570

LIABILITIES
LIABILITIES:
Accrued expenses and other liabilities	$327

TOTAL LIABILITIES	$327

COMMITMENT AND CONTINGENCIES

NET ASSETS IN LIQUIDATION (available to holders of Common Stock)	$243

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets for the Three and Six Months Ended
December 31, 2004 and 2003
(Liquidation Basis)
(In thousands)
(Unaudited)

	Three Months ended December 31,		Six Months ended December 31,
	2004	2003	2004	2003
SALES:
Net sales	$-	$-	$-	$-

COST OF GOODS SOLD:
Cost of goods sold	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSE:
Selling, general and administrative expenses	(2)	(21)	(385)	(32)

LOSS FROM OPERATIONS	(2)	(21)	(385)	(32)

OTHER INCOME
Interest income	1	3	1	3

TOTAL OTHER INCOME	1	3	1	3

NET LOSS	(1)	(18)	(384)	(29)

NET ASSETS BEGINNING OF PERIOD	240	615	619	618

EFFECT OF FOREIGN EXCHANGE RATES	4	55	8	63

NET ASSETS IN LIQUIDATION	$243	$652	$243	$652

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Liquidation Basis)
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(384)	$(29)
Changes in assets and liabilities
Income tax receivable	1059	(92)
Accounts payable	—	(40)
Accrued expenses and other liabilities	(39)	(67)
Due to related parties	(210)	15

Net cash provided by (used in) operating activities	426	(213)

Effect of foreign exchange rates	8	63

NET INCREASE (DECREASE) IN CASH	434	(150)
Cash at beginning of period	65	258

CASH AT END OF PERIOD	$499	$108

See accompanying notes to condensed consolidated financial statements.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2004
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
As of December 31, 2004
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

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2004
(Unaudited)

3 Related Party Transactions

There have not been any related party sales or purchases since June 2001.

Due from/to related parties

a)	No amounts were due from related parties at December 31, 2004.

b)	No amounts were due to related parties at December 31, 2004.

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

5 Subsequent Events

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

During the six months ended December 31, 2004, the Company had general and administrative expenses of $385,000, which was primarily for officers’ salaries. With the exception of such officers’ salaries and certain other administrative expenses, the Company did not have operations for the three and six months ended December 31, 2004 and 2003.

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