Form 10QSB
period 2005-03-31
EUROPEAN MICRO HOLDINGS INC
filed 2006-10-16
CIK 1052914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

PART I

Financial Information

Item 1. Financial Statements.

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Net Assets in liquidation (Unaudited)
as of March 31, 2005 (Liquidation Basis)	3

Condensed Consolidated Statements of Changes in Net Assets (Unaudited) for the Three and Nine Months Ended
March 31, 2005 and 2004 (Liquidation Basis)	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three and Nine Months Ended
March 31, 2005 and 2004 (Liquidation Basis)	5

Notes to Condensed Consolidated Financial Statements as of March 31, 2005 (Unaudited)	6

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Net Assets in liquidation as of March 31, 2005
(Liquidation Basis)
(In thousands)
(Unaudited)

March 31, 2005
ASSETS
ASSETS:
Cash	$428
Income taxes receivable	69

TOTAL ASSETS	$497

LIABILITIES
LIABILITIES:
Accrued expenses and other liabilities	$260

TOTAL LIABILITIES	$260

COMMITMENT AND CONTINGENCIES

NET ASSETS IN LIQUIDATION (available to holders of Common Stock)	$237

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets for the Three and Nine Months Ended
March 31, 2005 and 2004
(Liquidation Basis)
(In thousands)
(Unaudited)

	Three Months ended March 31,		Nine Months ended March 31,
	2005	2004	2005	2004
SALES:
Net sales	$-	$-	$-	$-

COST OF GOODS SOLD:
Cost of goods sold	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSE:
Selling, general and administrative expenses	(4)	(22)	(389)	(54)

LOSS FROM OPERATIONS	(4)	(22)	(389)	(54)

OTHER INCOME
Interest income	-	-	1	3

TOTAL OTHER INCOME	-	-	1	3

NET LOSS	(4)	(22)	(388)	(51)

NET ASSETS BEGINNING OF PERIOD	243	652	619	618

EFFECT OF FOREIGN EXCHANGE RATES	(2)	22	6	85

NET ASSETS IN LIQUIDATION	$237	$652	$237	$652

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Liquidation Basis)
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(388)	$(51)
Changes in assets and liabilities
Income tax receivable	1,061	(121)
Accounts payable	—	(43)
Accrued expenses and other liabilities	(106)	(78)
Due to related parties	(210)	21

Net cash provided by (used in) operating activities	357	(272)

Effect of foreign exchange rates	6	85

NET INCREASE (DECREASE) IN CASH	363	(187)
Cash at beginning of period	65	258

CASH AT END OF PERIOD	$428	$71

See accompanying notes to condensed consolidated financial statements.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2005
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
As of March 31, 2005
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

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2005
(Unaudited)

3 Related Party Transactions

There have not been any related party sales or purchases since June 2001.

Due from/to related parties

a)	No amounts were due from related parties at March 31, 2005.

b)	No amounts were due to related parties at March 31, 2005.

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

EUROPEAN MICRO HOLDINGS, INC.

European Micro Holding’s headquarters are located at 450 Fairways Drive, Suite 105, Deerfield Beach, Florida 33441, and its telephone number is (954) 596-0249.

Plan of Operations

The following information should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere in this filing.

During the nine months ended March 31, 2005, the Company had general and administrative expenses of $389,000, which was primarily for officers’ salaries. With the exception of such officers’ salaries and certain other administrative expenses, the Company did not have operations for the three and nine months ended March 31, 2005 and 2004.

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

None

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