Form 10KSB
period 2005-06-30
EUROPEAN MICRO HOLDINGS INC
filed 2006-10-16
CIK 1052914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005

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

ITEM 1. DESCRIPTIONOF BUSINESS.

GENERAL DESCRIPTIONOF BUSINESS

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

ITEM 2. DESCRIPTIONOF PROPERTIES.

The corporate headquarters of European Micro Holdings, Inc. is located in Deerfield Beach, Florida. During the liquidation process, all leased properties have been vacated and the lease expired or a settlement was reached with the lessor.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSIONOF MATTERSTO A VOTEOF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKETFOR REGISTRANT’S COMMON EQUITYAND RELATED STOCKHOLDER MATTERS.

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

The Company’s high and low bid prices by quarter during fiscal 2005 and 2004 are presented as follows:

	Fiscal Year 2005
	High	Low
First Quarter (July 2004 to September 2004)	$0.04	$0.03
Second Quarter (October 2004 to December 2004)	0.04	0.03
Third Quarter (January 2005 to March 2005)	0.04	0.03
Fourth Quarter (April 2005 to June 2005)	0.03	0.03

	Fiscal Year 2004
	High	Low
First Quarter (July 2003 to September 2003)	$0.03	$0.01
Second Quarter (October 2003 to December 2003)	0.06	0.01
Third Quarter (January 2004 to March 2004)	0.07	0.03
Fourth Quarter (April 2004 to June 2004)	0.06	0.04

On July 31, 2006, the Company had approximately 117 shareholders of record.

Dividends

During the fiscal years ended June 30, 2005 and 2004, no dividends were declared or paid. The Company declared a dividend in the aggregate amount of $200,000 on the outstanding shares of Common Stock of record as of August 1, 2005. The dividend was paid on September 1, 2005. The Company currently intends to proceed with the orderly liquidation of its assets.

Recent Sales of Unregistered Securities

None.

ITEM 6. PLANOF OPERATIONS.

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

Hence, with the complete termination of all lines of credit available to the Company, the closures of Nor’easter and Colchester and the loss of American Micro, the Company had no alternative but to proceed with a complete liquidation of all assets. At June 30, 2005, the Company had $424,000 of cash which is a $359,000 increase from the June 30, 2004 amount of $65,000. The increase was primarily due to an increase in cash provided by operating activities. On July 12, 2005, the Company declared a cash dividend in the aggregate amount of $200,000 on the issued and outstanding shares of Common Stock held by shareholders of record as of August 1, 2005. The dividend was paid on September 1, 2005. As of July 31, 2006, liquidation is almost complete with the only asset being cash in the approximate amount of $20,000.

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

ITEM 7. FINANCIAL STATEMENTSAND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company appear beginning at page F-1.

ITEM 8. CHANGESIN AND DISAGREEMENTSWITH ACCOUNTANTSON ACCOUNTINGAND FINANCIAL DISCLOSURE.

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

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

Summary Compensation Table

The following table sets forth compensation information for the three fiscal years ended June 30, 2005 for the Company's Chief Executive Officers and the one other executive officers of the Company.

		Annual Compensation			Long-Term Compensation
Name and Principal Position(s)	Fiscal Year	Salary	Bonus	Other Annual Compensation	No. of Stock Options Granted	All Other Compensation
John B. Gallagher	2005	$175,000	$0	$0	0	$0
Co-Chairman and Co-President	2004	$0	0	0	0	0
	2003	$0	0	0	0	0

Harry D. Shields	2005	$125,000	$0	$0	0	$0
Co-Chairman and Co-President	2004	$0	0	0	0	0
	2003	$0	0	0	0	0

Jay Nash	2005	$85,000	$0	$0	0	$0
Chief Financial Officer, Controller,	2004	$0	0	0	0	0
Secretary and Treasurer	2003	$0	0	0	0	0

Option Grants in Fiscal 2005

During Fiscal 2005, the Company did not grant options to any of the named executive officers.

Option Exercises and Values for Fiscal 2005

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

Employment Agreements with Other Named Executive Officers. Jay Nash has never had an employment agreement with the Company.

ITEM 11. SECURITY OWNERSHIPOF CERTAIN BENEFICIAL OWNERSAND MANAGEMENT.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Except as noted below, based upon a review of filings with the Securities and Exchange Commission, the Company believes that all of the Company’s directors and executive officers complied during Fiscal 2005 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

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

During Fiscal 2005, the Company repaid money to Harry D. Shields. Harry D. Shields who is the Co-Chairman, Co-President, director and a significant stockholder of the Company, is also the owner of Technology Express, Inc. John B. Gallagher who is the Co-Chairman, Co-President, director and a significant stockholder of the Company, is also the owner of American Micro. In addition, Jay Nash, who was Chief Financial Officer, Controller, Secretary and Treasurer of the Company, has been an officer of Technology Express since 1992. Amounts payable to the related parties are listed below:

($ in thousands)
Fiscal 2005
Notes Payable to Harry D. Shields(1)	$-

(1) The largest aggregate amount of indebtedness owed by the Company to Harry D. Shields between July 1, 2004 and June 30, 2005 was approximately $210,000.

ITEM 13. EXHIBITSAND FINANCIAL STATEMENT SCHEDULES, AND REPORTSON FORM 8-K.

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

(b) Reports on Form 8-K.

None.

ITEM 14. PRINCIPAL ACCOUNTING FEESAND SERVICES.

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

2005	$9,000
2004	$9,000

ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant other than the services reported in the above paragraph were:

2005	$-
2004	$-

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

SIGNATURE	TITLE	DATE

/s/ Harry D. Shields	Co-Chairman; Co-President	October 16, 2006
Harry D. Shields	(Principal Executive Officer); Director

/s/ John B. Gallagher	Co-Chairman; Co-President	October 16, 2006
John B. Gallagher	(Principal Executive Officer); Director

/s/ Jay P. Nash	Chief Financial Officer and Controller	October 16, 2006
Jay P. Nash	(Principal Financial Officer and Controller)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
European Micro Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated statement of net assets in liquidation of European Micro Holdings, Inc. and Subsidiaries (the "Company") as of June 30, 2005 and the related consolidated statements of changes in net assets and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of European Micro Holdings, Inc. and Subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for the years ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
June 28, 2006

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statement of Net Assets in liquidation as of June 30, 2005
(Liquidation Basis)
(In thousands)

2005
ASSETS

ASSETS:
Cash	$424
Income taxes receivable	22

TOTAL ASSETS	$446
LIABILITIES
LIABILITIES:
Accrued expenses and other liabilities	$230

TOTAL LIABILITIES	$230

COMMITMENT AND CONTINGENCIES

NET ASSETS IN LIQUIDATION (available to holders of Common Stock)	$216

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets for the years ended
June 30, 2005 and 2004
(Liquidation Basis)
(In thousands)

	2005	2004
SALES:
Net sales	$-	$-

COST OF GOODS SOLD:
Cost of goods sold	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Selling, general and administrative expenses	(409)	(80)

LOSS FROM OPERATIONS	(409)	(80)

OTHER INCOME
Interest Income	3	4

TOTAL OTHER INCOME	3	4

NET LOSS	(406)	(76)

NET ASSETS BEGINNING OF PERIOD	619	618

EFFECT OF FOREIGN EXCHANGE RATES	3	77

NET ASSETS IN LIQUIDATION	$216	$619

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the years ended June 30, 2005 and 2004
(Liquidation Basis)
(In thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(406)	$(76)
Changes in assets and liabilities
Income taxes receivable	1,108	(111)
Accounts payable	—	(43)
Accrued expenses and other liabilities	(136)	(59)
Due to related parties	(210)	19

Net cash provided by(used in) operating activities	356	(270)

Effect of foreign exchange rates	3	77

NET INCREASE (DECREASE) IN CASH	359	(193)
Cash at beginning of year	65	258

CASH AT END OF YEAR	$424	$65

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2005

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
As of June 30, 2005 (continued)

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

(E) Revenue and Expense Recognition

Revenues were recognized at the time the goods were shipped. Revenues from related parties were recognized when the products were sold by the related parties to third parties. Discount and customer rebates were deducted from sales revenue when earned. Costs of goods sold included material and freight costs. Selling, general and administrative costs are charged to expense as incurred. For the years ended June 30, 2005 and 2004, the Company did not have any revenue or related cost of goods sold.

(F) Inventories

Inventories were stated at the lower of cost or market value. Cost was determined using the weighted average cost method. As of June 30, 2002 all inventories had been sold or liquidated.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2005 (continued)

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
As of June 30, 2005 (continued)

Summary of Significant Accounting Policies and Organization (continued)

(K) Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, taxes receivable, accrued expenses and other current liabilities approximate fair value because of their short maturities.

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

No stock options were granted during 2005 or 2004.

(N) Loss Per Common Share

Since the adoption of the liquidation basis of accounting on July 1, 2001, loss per share was not computed as such amounts are not deemed to be meaningful.

(O) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2005 (continued)

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

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. This interpretation has not been retroactively applied to the June 30, 2004 Consolidated Financial Statements.

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
As of June 30, 2005 (continued)

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
As of June 30, 2005 (continued)

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
As of June 30, 2005(continued)

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
As of June 30, 2005(continued)

3 Taxes

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

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate of 34% to earnings before income taxes is summarized as follows (in thousands):

	Years ended June 30,
	2005	2004

US federal statutory rate on loss before income taxes	$(131)	$(19)
Change in valuation allowance	131	19

Income tax benefit	$-	$-

Sources of deferred tax assets are as follows (in thousands):

June 30, 2005

Deferred tax assets:
Property and equipment, principally due to differences in depreciation and amortization	$1,236
Net operating loss carry forwards	1,884
Other	386

Total gross deferred tax assets	3,506
Valuation allowance	(3,506)

Net deferred tax assets	$-0-

The Company has U.S. federal net operating loss carryforwards of approximately $4,300,000, which will begin to expire in 2018. The use of this net operating loss in future years may be restricted under Section 382 of the Internal Revenue Code. The valuation allowance, which increased in fiscal year 2005 by $131,000, has been provided for deferred tax assets as recoverability in future periods is not deemed to be more likely than not.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2005(continued)

4 Foreign Exchange Contracts

During prior years, the Company utilized derivative financial instruments in the form of forward exchange contracts for the purpose of economic hedges of anticipated sale and purchase transactions. In addition the Company entered into economic hedges for the purposes of hedging foreign currency market exposures of underlying assets, liabilities and other obligations, which exist as part of its ongoing business operations.

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

5 Related Party Information

There have not been any related party sales or purchases since June 2001.

Due from/to related parties

a)	No amounts were due from related parties at June 30, 2005.

b)	No amounts were due to related parties at June 30, 2005.

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
As of June 30, 2005(continued)

6 Segment Information

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

Financial information by geographic segments is as follows (in thousands):

	Year Ended June 30,
	2005	2004
Net Sales:
North America	$-	$-
Europe	-	-
Other	-	-
Total	$-	$-

Loss From Operations:
North America	$(409)	$(78)
Europe	-	(2)
Other	-	-
Total	$(409)	$(80)

Identifiable Assets:
North America	$349	$41
Europe	97	1,154
Other	-	-
Total	$446	$1,195

The Company did not have any suppliers where purchases were in excess of 10% as a percentage of total sales in the years ended June 30, 2005 and 2004.

The Company did not have any customers with sales in excess of 10% as a percentage of total sales in the years ended June 30, 2005 or 2004.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2005(continued)

7 Stockholders’ Equity, Stock Options and Incentive Plans

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

Employee Stock Purchase Plan

In January 1998, European Micro Holdings, Inc. adopted the 1998 Employee Stock Purchase Plan (the “employee plan”). A total of 50,000 common shares have been reserved for issuance under the plan. The shares issued under the employee plan will be purchased at 85% of market value or such higher percentage (not in excess of 100%) as may be established by the employee plan committee. The employee plan shall remain in effect until terminated by an action of the Board. No shares had been issued as of June 30, 2005.

Stock Incentive Plan

In January 1998, European Micro Holdings, Inc. adopted the 1998 Stock Incentive Plan (the “Plan”). A total of 500,000 common shares have been reserved for issuance under the Plan. As of June 30, 2005 and 2004 there were no outstanding options to purchase common shares. The committee may grant to such participants as the committee may select options entitling the participants to purchase shares of common stock for the Company in such numbers, at such prices and on such terms and subject to such conditions, consistent with the terms of the Plan, as may be established by the committee. The Plan shall remain in effect until terminated by an action of the Board.

8 Subsequent Events

On July 12, 2005, the Company declared a cash dividend in the aggregate amount of $200,000 on the issued and outstanding shares of Common Stock held by shareholders of record as of August 1, 2005. The dividend was paid on September 1, 2005. As of July 31, 2006, liquidation is almost complete with the only asset being cash in the approximate amount of $20,000.