Form 10QSB
period 2005-12-31
EUROPEAN MICRO HOLDINGS INC
filed 2006-10-16
CIK 1052914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

PART I

Financial Information

Item 1.  Financial Statements.

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Net Assets in liquidation (Unaudited) as of December 31, 2005 (Liquidation Basis)	3

Condensed Consolidated Statements of Changes in Net Assets (Unaudited) for the Three and Six Months Ended December 31, 2005 and 2004 (Liquidation Basis)	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three and Six Months Ended December 31, 2005 and 2004 (Liquidation Basis)	5

Notes to Condensed Consolidated Financial Statements as of December 31, 2005 (Unaudited)	6

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Net Assets in liquidation as of December 31, 2005
(Liquidation Basis)
(In thousands)
(Unaudited)

December 31, 2005
ASSETS

ASSETS:
Cash	$74

TOTAL ASSETS	$74

LIABILITIES
LIABILITIES:
Accrued expenses and other liabilities	$89

TOTAL LIABILITIES	$89

COMMITMENT AND CONTINGENCIES

DEFICIENCY IN NET ASSETS AVAILABLE IN LIQUIDATION	$(15)

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets for the Three and Six Months Ended
December 31, 2005 and 2004
(Liquidation Basis)
(In thousands)
(Unaudited)

	Three Months ended December 31,		Six Months ended December 31,
	2005	2004	2005	2004
SALES:
Net sales	$-	$-	$-	$-

COST OF GOODS SOLD:
Cost of goods sold	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSE:
Selling, general and administrative expenses	(22)	(2)	(30)	(385)

LOSS FROM OPERATIONS	(22)	(2)	(30)	(385)

OTHER INCOME
Interest income	-	1	-	1

TOTAL OTHER INCOME	-	1	-	1

NET LOSS	(22)	(1)	(30)	(384)

NET ASSETS BEGINNING OF PERIOD	7	240	216	619

LESS DISTRIBUTION TO COMMON SHAREHOLDERS	-	-	(200)	-

EFFECT OF FOREIGN EXCHANGE RATES	-	4	(1)	8

NET ASSETS (DEFICIENCY) IN LIQUIDATION	$(15)	$243	$(15)	$243

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Liquidation Basis)
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30)	$(384)
Changes in assets and liabilities
Income tax receivable	22	1059
Accrued expenses and other liabilities	(141)	(39)
Due to related parties	-	(210)

Net cash (used in) provided by operating activities	(149)	426

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to common shareholders	(200)	-

Net cash used in financing activities	(200)	-

Effect of foreign exchange rates	(1)	8

NET (DECREASE) INCREASE IN CASH	(350)	434
Cash at beginning of period	424	65

CASH AT END OF PERIOD	$74	$499

See accompanying notes to condensed consolidated financial statements.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2005
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
As of December 31, 2005
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

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2005
(Unaudited)

3 Related Party Transactions

There have not been any related party sales or purchases since June 2001.

Due from/to related parties

a)	No amounts were due from related parties at December 31, 2005.

b)	No amounts were due to related parties at December 31, 2005.

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

During the six months ended December 31, 2004, the Company had general and administrative expenses of $385,000, which was primarily for officers’ salaries. With the exception of such officers’ salaries and certain other administrative expenses, the Company did not have operations for the six months ended December 31, 2005 and 2004.

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