Form 10KSB
period 2006-06-30
EUROPEAN MICRO HOLDINGS INC
filed 2006-10-17
CIK 1052914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006

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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. 1. Yes ☐ No☒ 2. Yes☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

State Issuer’s Revenues for its most recent fiscal year: ______________

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

_____________________

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

The Company’s high and low bid prices by quarter during fiscal 2006 and 2005 are presented as follows:

	Fiscal Year 2006
	High	Low
First Quarter (July 2005 to September 2005)	$0.03	$0.03
Second Quarter (October 2005 to December 2005)	0.03	0.03
Third Quarter (January 2006 to March 2006)	0.03	0.03
Fourth Quarter (April 2006 to June 2006)	0.03	0.03

	Fiscal Year 2005
	High	Low
First Quarter (July 2004 to September 2004)	$0.04	$0.03
Second Quarter (October 2004 to December 2004)	0.04	0.03
Third Quarter (January 2005 to March 2005)	0.04	0.03
Fourth Quarter (April 2005 to June 2005)	0.03	0.03

On July 31, 2006, the Company had approximately 117 shareholders of record.

Dividends

During the fiscal years ended June 30, 2005, no dividends were declared or paid. During fiscal year 2006, the Company declared a dividend in the aggregate amount of $200,000 on the outstanding shares of Common Stock of record as of August 1, 2005. The dividend was paid on September 1, 2005. The Company currently intends to proceed with the orderly liquidation of its assets.

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

Recent Accounting Pronouncements

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company adopted SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company has determined that SFAS No. 123 (R) did not have any impact on its financial statement presentation or disclosures.

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

Hence, with the complete termination of all lines of credit available to the Company, the closures of Nor’easter and Colchester and the loss of American Micro, the Company had no alternative but to proceed with a complete liquidation of all assets. At June 30, 2006, the Company had $22,000 of cash which is a $402,000 decrease from the June 30, 2005 amount of $424,000. The decrease was primarily due to an increase in cash used in operating activities and the $200,000 distribution to shareholders. On July 12, 2005, the Company declared a cash dividend in the aggregate amount of $200,000 on the issued and outstanding shares of Common Stock held by shareholders of record as of August 1, 2005. The dividend was paid on September 1, 2005. As of July 31, 2006, liquidation is almost complete with the only asset being cash in the approximate amount of $20,000.

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

Item 10. Executive Compensation.

Executive Compensation

Summary Compensation Table

The following table sets forth compensation information for the three fiscal years ended June 30, 2006 for the Company's Chief Executive Officers and the one other executive officers of the Company.

		Annual Compensation			Long-Term Compensation
Name and Principal Position(s)	Fiscal Year	Salary	Bonus	Other Annual Compensation	No. of Stock Options Granted	All Other Compensation

John B. Gallagher	2006	$0	$0	$0	0	$0
Co-Chairman and Co-President	2005	$175,000	0	0	0	0
	2004	$0	0	0	0	0

Harry D. Shields	2006	$0	$0	$0	0	$0
Co-Chairman and Co-President	2005	$125,000	0	0	0	0
	2004	$0	0	0	0	0

Jay Nash	2006	$0	$0	$0	0	$0
Chief Financial Officer, Controller,	2005	$85,000	0	0	0	0
Secretary and Treasurer	2004	$0	0	0	0	0

Option Grants in Fiscal 2006

During Fiscal 2006, the Company did not grant options to any of the named executive officers.

Option Exercises and Values for Fiscal 2006
There are no outstanding options.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Except as noted below, based upon a review of filings with the Securities and Exchange Commission, the Company believes that all of the Company’s directors and executive officers complied during Fiscal 2006 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

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

2006	$11,000
2005	$9,000

ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant other than the services reported in the above paragraph were:

2006	$-
2005	$-

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: October 17, 2006.

EUROPEAN MICRO HOLDINGS, INC.

By:	/s/ John B. Gallagher
John B. Gallagher Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Harry D. Shields	Co-Chairman; Co-President (Principal	October 17, 2006
Harry D. Shields	Executive Officer); Director

/s/ John B. Gallagher	Co-Chairman; Co-President (Principal	October 17, 2006
John B. Gallagher	Executive Officer); Director

/s/ Jay P. Nash	Chief Financial Officer and Controller (Principal	October 17, 2006
Jay P. Nash	Financial Officer and Controller)

Index to the Financial Statements

European Micro Holdings, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statement of Net Assets in liquidation as of June 30, 2006 (Liquidation Basis)	F-3

Consolidated Statements of Changes in Net Assets for the years ended
June 30, 2006 and 2005 (Liquidation Basis)	F-4

Consolidated Statements of Cash Flows for the years ended
June 30, 2006 and 2005 (Liquidation Basis)	F-5

Notes to Consolidated Financial Statements as of June 30, 2006	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
European Micro Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated statement of net assets in liquidation of European Micro Holdings, Inc. and Subsidiaries (the "Company") as of June 30, 2006 and the related consolidated statements of changes in net assets and cash flows for the years ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of European Micro Holdings, Inc. and Subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for the years ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
September 6, 2006

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statement of Net Assets in liquidation as of June 30, 2006
(Liquidation Basis)
(In thousands)

ASSETS	2006
ASSETS:
Cash	$22

TOTAL ASSETS	$22

LIABILITIES
LIABILITIES:
Accrued expenses and other liabilities	$69

TOTAL LIABILITIES	$69

COMMITMENT AND CONTINGENCIES

DEFICIENCY IN NET ASSETS AVAILABLE IN LIQUIDATION	$(47)

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets for the years ended
June 30, 2006 and 2005
(Liquidation Basis)
(In thousands)

	2006	2005
SALES:
Net sales	$-	$-

COST OF GOODS SOLD:
Cost of goods sold	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Selling, general and administrative expenses	(62)	(409)

LOSS FROM OPERATIONS	(62)	(409)

OTHER INCOME
Interest Income	-	3

TOTAL OTHER INCOME	-	3

NET LOSS	(62)	(406)

NET ASSETS BEGINNING OF PERIOD	216	619

LESS DISTRIBUTION TO COMMON SHAREHOLDERS	(200)	-

EFFECT OF FOREIGN EXCHANGE RATES	(1)	3

NET ASSETS (DEFICIENCY) IN LIQUIDATION	$(47)	$216

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the years ended June 30, 2006 and 2005
(Liquidation Basis)
(In thousands)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62)	$(406)
Changes in assets and liabilities
Income taxes receivable	22	1,108
Accrued expenses and other liabilities	(161)	(136)
Due to related parties	-	(210)

Net cash (used in) provided by operating activities	(201)	356

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to common shareholders	(200)	-

Net cash used in financing activities	(200)	-

Effect of foreign exchange rates	(1)	3

NET (DECREASE) INCREASE IN CASH	(402)	359
Cash at beginning of year	424	65

CASH AT END OF YEAR	$22	$424

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2006

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
As of June 30, 2006 (continued)

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

(E) Revenue and Expense Recognition

Revenues were recognized at the time the goods were shipped. Revenues from related parties were recognized when the products were sold by the related parties to third parties. Discount and customer rebates were deducted from sales revenue when earned. Costs of goods sold included material and freight costs. Selling, general and administrative costs are charged to expense as incurred. For the years ended June 30, 2006 and 2005, the Company did not have any revenue or related cost of goods sold.

(F) Inventories

Inventories were stated at the lower of cost or market value. Cost was determined using the weighted average cost method. As of June 30, 2002 all inventories had been sold or liquidated.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2006 (continued)

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

(H) Depreciation and Amortization

Depreciation expense was not recorded during the year ended June 30, 2002 because, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, substantially all of the Company’s long-lived assets were deemed to be held for sale. No depreciation expense was recorded in fiscal years ended June 30, 2006 and 2005, because all property and equipment was sold or liquidated in 2002.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2006 (continued)

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

The carrying amounts of the Company’s financial instruments, including cash, accrued expenses and other current liabilities approximate fair value because of their short maturities.

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
As of June 30, 2006 (continued)

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

No stock options were granted during 2006 or 2005.

(N) Loss Per Common Share

Since the adoption of the liquidation basis of accounting on July 1, 2001, loss per share was not computed as such amounts are not deemed to be meaningful.

(O) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(P) Recent Accounting Pronouncements

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins on or after June 15, 2005 for non-small business issuers and on or after December 15, 2005 for small business issuers. Accordingly, the Company adopted SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company has determined that SFAS No. 123 (R) did not have any impact on its financial statement presentation or disclosures.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2006 (continued)

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
As of June 30, 2006(continued)

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

Hence, with the complete termination of all lines of credit available to the Company, the closures of Nor’easter and Colchester and the loss of American Micro, the Company had no alternative but to proceed with a complete liquidation of all assets. On July 12, 2005, the Company declared a cash dividend in the aggregate amount of $200,000 on the issued and outstanding shares of Common Stock held by shareholders of record as of August 1, 2005. The dividend was paid on September 1, 2005. As of August 31, 2006, liquidation is almost complete with the only asset being cash in the approximate amount of $3,000.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2006 (continued)

3 Taxes

Provision has not been made for U.S. or additional foreign taxes on approximately $3,672,000 at June 30, 2000, of undistributed earnings of foreign subsidiaries, as those earnings were intended to be permanently reinvested. The foreign subsidiaries incurred substantial losses in excess of undistributed earnings for the years ended June 30, 2005, 2004, 2003, 2002 and 2001, and as a result there are no longer any undistributed earnings from foreign subsidiaries that could be repatriated to the US.

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate of 34% to earnings before income taxes is summarized as follows (in thousands):

	Years ended June 30,
	2006	2005

US federal statutory rate on loss before income taxes	$(20)	$(131)
Change in valuation allowance	20	131

Income tax benefit	$-	$-

Sources of deferred tax assets are as follows (in thousands):

June 30, 2006

Deferred tax assets:
Property and equipment, principally due to differences in depreciation and amortization	$1,236
Net operating loss carry forwards	1,904
Other	386

Total gross deferred tax assets	3,526
Valuation allowance	(3,526)

Net deferred tax assets	$-0-

The Company has U.S. federal net operating loss carryforwards of approximately $4,300,000, which will begin to expire in 2018. The use of this net operating loss in future years may be restricted under Section 382 of the Internal Revenue Code. The valuation allowance, which increased in fiscal year 2006 by $20,000, has been provided for deferred tax assets as recoverability in future periods is not deemed to be more likely than not.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2006(continued)

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

5  Related Party Information

There have not been any related party sales or purchases since June 2001.

Due from/to related parties

a)	No amounts were due from related parties at June 30, 2006.

b)	No amounts were due to related parties at June 30, 2006.

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
As of June 30, 2006(continued)

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

Financial information by geographic segments is as follows (in thousands):

	Year Ended June 30,
	2006	2005
Net Sales:
North America	$-	$-
Europe	-	-
Other	-	-
Total	$-	$-

Loss From Operations:
North America	$(62)	$(409)
Europe	-	-
Other	-	-
Total	$(62)	$(409)

Identifiable Assets:
North America	$22	$349
Europe	-	97
Other	-	-
Total	$22	$446

The Company did not have any suppliers where purchases were in excess of 10% as a percentage of total sales in the years ended June 30, 2006 and 2005.

The Company did not have any customers with sales in excess of 10% as a percentage of total sales in the years ended June 30, 2006 or 2005.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2006(continued)

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

Employee Stock Purchase Plan

In January 1998, European Micro Holdings, Inc. adopted the 1998 Employee Stock Purchase Plan (the “employee plan”). A total of 50,000 common shares have been reserved for issuance under the plan. The shares issued under the employee plan will be purchased at 85% of market value or such higher percentage (not in excess of 100%) as may be established by the employee plan committee. The employee plan shall remain in effect until terminated by an action of the Board. No shares had been issued as of June 30, 2006.

Stock Incentive Plan

In January 1998, European Micro Holdings, Inc. adopted the 1998 Stock Incentive Plan (the “Plan”). A total of 500,000 common shares have been reserved for issuance under the Plan. As of June 30, 2006 and 2005 there were no outstanding options to purchase common shares. The committee may grant to such participants as the committee may select options entitling the participants to purchase shares of common stock for the Company in such numbers, at such prices and on such terms and subject to such conditions, consistent with the terms of the Plan, as may be established by the committee. The Plan shall remain in effect until terminated by an action of the Board.

8 Subsequent Events

As of August 31, 2006, liquidation is almost complete with the only asset being cash in the approximate amount of $3,000.