Form 10QSB
period 2006-09-30
EUROPEAN MICRO HOLDINGS INC
filed 2006-11-08
CIK 1052914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of [October 31, 2006], the Company had 5,029,667 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

Financial Information

Item 1.Financial Statements.

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Net Assets in liquidation (Unaudited)
as of September 30, 2006 (Liquidation Basis)	3

Condensed Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended
September 30, 2006 and 2005 (Liquidation Basis)	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended
September 30, 2006 and 2005 (Liquidation Basis)	5

Notes to Condensed Consolidated Financial Statements as of September 30, 2006 (Unaudited)	6

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Net Assets in liquidation as of September 30, 2006
(Liquidation Basis)
(In thousands)
(Unaudited)

September 30, 2006
ASSETS
ASSETS:
Cash	$24

TOTAL ASSETS	$24
LIABILITIES
LIABILITIES:
Accrued expenses and other liabilities	$41
Due to related parties	46

TOTAL LIABILITIES	$87

COMMITMENT AND CONTINGENCIES

DEFICIENCY IN NET ASSETS AVAILABLE IN LIQUIDATION	$(63)

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets for the Three Months Ended
September 30, 2006 and 2005
(Liquidation Basis)
(In thousands)
(Unaudited)

	Three Months ended September 30,
	2006	2005
SALES:
Net sales	$-	$-

COST OF GOODS SOLD:
Cost of goods sold	-	-

GROSS PROFIT	-	-

OPERATING EXPENSE:
Selling, general and administrative expenses	(16)	(8)

NET LOSS	(16)	(8)

NET ASSETS (DEFICIENCY) BEGINNING OF PERIOD	(47)	216

LESS DISTRIBUTION TO COMMON SHAREHOLDERS	-	(200)

EFFECT OF FOREIGN EXCHANGE RATES	-	(1)

NET ASSETS (DEFICIENCY) IN LIQUIDATION	$(63)	$7

See accompanying notes to condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Liquidation Basis)
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16)	$(8)
Changes in assets and liabilities
Income tax receivable	-	2
Accrued expenses and other liabilities	(28)	(79)
Due to related parties	46	-
Net cash provided by( used in) operating activities	2	(85)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to common shareholders	-	(200)
Net cash used in financing activities	-	(200)

Effect of foreign exchange rates	-	(1)

NET INCREASE (DECREASE) IN CASH	2	(286)

Cash at beginning of period	22	424

CASH AT END OF PERIOD	$24	$138

See accompanying notes to condensed consolidated financial statements.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2006
(Unaudited)

1   Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”), and under the liquidation basis of accounting since July 1, 2001, and pursuant to the rules and regulations for reporting on Form 10-QSB. These financial statements have not been audited by independent public accountants but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. Accordingly, certain information and notes required by GAAP for complete financial statements are not included herein. The interim statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-KSB.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2006
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

Hence, with the complete termination of all lines of credit available to the Company, the closures of Nor’easter and Colchester and the loss of American Micro, the Company had no alternative but to proceed with a complete liquidation of all assets. On July 12, 2005, the Company declared a cash dividend in the aggregate amount of $200,000 on the issued and outstanding shares of Common Stock held by shareholders of record as of August 1, 2005. The dividend was paid on September 1, 2005. During the three months ended September 30, 2006, the Company’s primary cash requirements were for accounting and other professional and administrative expenses which were funded by shareholder loans. As of October 31, 2006, liquidation is almost complete with the only asset being cash in the approximate amount of $24,000.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2006
(Unaudited)

3   Related Party Transactions

There have not been any related party sales or purchases since June 2001.

Due from/to related parties

a)	No amounts were due from related parties at September 30, 2006.

b)	Due to related parties at September 30, 2006 consists of accounts payable to Harry Shields in the amount of $36,000 and accounts payable to John Gallagher in the amount of $10,000.

Nature of related party relationships

The entities listed above were related to the company in the following manner:

Harry D. Shields

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

With the exception of accounting and other professional and administrative expenses, the Company did not have any operations for the three months ended September 30, 2006 and 2005.

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

Liquidity and Capital Resources

During July, 2001 the management approved a plan for the liquidation and eventual sale or dissolution of the Company. Accordingly, we have been engaged in an ongoing orderly liquidation of our assets. On July 12, 2005, the Company declared a cash dividend in the aggregate amount of $200,000 on the issued and outstanding shares of Common Stock held by shareholders of record as of August 1, 2005. The dividend was paid on September 1, 2005. During the three months ended September 30, 2006, the Company’s primary cash requirements were for accounting and other professional and administrative expenses which were funded by shareholder loans. As of October 31, 2006, liquidation is almost complete with the only asset being cash in the approximate amount of $24,000.

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

(a)Exhibits.

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

Dated: November 8, 2006	EUROPEAN MICRO HOLDINGS, INC.

	By:	/s/ John B. Gallagher
John B. Gallagher, Co-President

By:	/s/ Harry D. Shields
Harry D. Shields, Co-President