Form 10QSB
period 2006-12-31
EUROPEAN MICRO HOLDINGS INC
filed 2007-01-18
CIK 1052914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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
Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of [December 31, 2006], the Company had 5,029,667 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I

Financial Information

Item 1. Financial Statements.

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Net Assets in liquidation (Unaudited) as of December 31, 2006 (Liquidation Basis)	3

Condensed Consolidated Statements of Changes in Net Assets (Unaudited) for the Three and Six Months Ended December 31, 2006 and 2005 (Liquidation Basis)	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended December 31, 2006 and 2005 (Liquidation Basis)	5

Notes to the Condensed Consolidated Financial Statements as of December 31, 2006 (Unaudited)	6

European Micro Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Net Assets in liquidation as of December 31, 2006
(Liquidation Basis)
(In thousands)
(Unaudited)

December 31, 2006
ASSETS
ASSETS:
Cash	$—
TOTAL ASSETS	$—
LIABILITIES
LIABILITIES:
Accrued expenses and other liabilities	$17
Due to related parties	66
TOTAL LIABILITIES	$83

COMMITMENT AND CONTINGENCIES

DEFICIENCY IN NET ASSETS AVAILABLE IN LIQUIDATION	$(83)

See accompanying notes to the condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Net Assets for the Three and Six Months Ended
December 31, 2006 and 2005
(Liquidation Basis)
(In thousands)
(Unaudited)

	Three Months ended December 31,		Six Months ended December 31,
	2006	2005	2006	2005
SALES:
Net sales	$—	$—	$—	$—

COST OF GOODS SOLD:
Cost of goods sold	—	—	—	—
GROSS PROFIT	—	—	—	—

OPERATING EXPENSE:
Selling, general and administrative expenses	(20)	(22)	(36)	(30)
NET LOSS	(20)	(22)	(36)	(30)

NET ASSETS (DEFICIENCY) BEGINNING OF PERIOD	(63)	7	(47)	216

LESS DISTRIBUTION TO COMMON SHAREHOLDERS	—	—	—	(200)

EFFECT OF FOREIGN EXCHANGE RATES	—	—	—	(1)
DEFICIENCY IN NET ASSETS AVAILABLE IN LIQUIDATION	$(83)	$(15)	$(83)	$(15)

See accompanying notes to the condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Liquidation Basis)
(In thousands)
(Unaudited)
	Six Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36)	$(30)
Changes in assets and liabilities
Income tax receivable	—	22
Accrued expenses and other liabilities	(52)	(141)
Due to related parties	66	—
Net cash used in operating activities	(22)	(149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to common shareholders	—	(200)
Net cash used in financing activities	—	(200)

Effect of foreign exchange rates	—	(1)

NET DECREASE IN CASH	(22)	(350)

Cash at beginning of period	22	424

CASH AT END OF PERIOD	$—	$74

See accompanying notes to the condensed consolidated financial statements.

EUROPEAN MICRO HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2006
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
As of December 31, 2006
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

Hence, with the complete termination of all lines of credit available to the Company, the closures of Nor’easter and Colchester and the loss of American Micro, the Company had no alternative but to proceed with a complete liquidation and eventual sale or dissolution of the Company. On July 12, 2005, the Company declared a cash dividend in the aggregate amount of $200,000 on the issued and outstanding shares of Common Stock held by shareholders of record as of August 1, 2005. The dividend was paid on September 1, 2005. During the six months ended December 31, 2006, the Company’s primary cash requirements were for accounting and other professional and administrative expenses which were funded by shareholder loans. Management is currently marketing the Company for sale. As of December 31, 2006, liquidation is almost complete with the only asset being cash in the approximate amount of $160.

EUROPEAN MICRO HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2006
(Unaudited)

3    Related Party Transactions

There have not been any related party sales or purchases since June 2001.

Due from/to related parties

a)	No amounts were due from related parties at December 31, 2006.

b)	Due to related parties at December 31, 2006 consists of accounts payable to Harry Shields in the amount of $46,000 and accounts payable to John Gallagher in the amount of $20,000.

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

With the exception of accounting and other professional and administrative expenses, the Company did not have any operations for the six months ended December 31, 2006 and 2005.

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

Liquidity and Capital Resources

During July, 2001 the management approved a plan for the liquidation and eventual sale or dissolution of the Company. Accordingly, we have been engaged in an ongoing orderly liquidation of our assets. On July 12, 2005, the Company declared a cash dividend in the aggregate amount of $200,000 on the issued and outstanding shares of Common Stock held by shareholders of record as of August 1, 2005. The dividend was paid on September 1, 2005. During the six months ended December 31, 2006, the Company’s primary cash requirements were for accounting and other professional and administrative expenses which were funded by shareholder loans. Management is currently marketing the Company for sale. As of December 31, 2006, liquidation is almost complete with the only asset being cash in the approximate amount of $160.

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

Dated: January 18, 2007	EUROPEAN MICRO HOLDINGS, INC.

	By:	/s/ John B. Gallagher
John B. Gallagher, Co-President

	By:	/s/ Harry D. Shields
Harry D. Shields, Co-President