Form 10QSB
period 2007-03-31
EUROPEAN MICRO HOLDINGS INC
filed 2007-05-08
CIK 1052914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of [April 30, 2007], the Company had 5,029,667 shares of common stock issued and outstanding.
________________

Transitional Small Business Disclosure Format: Yes ☐     No ☒

PART I

Financial Information

Item 1. Financial Statements.

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Net Assets in Liquidation (Unaudited)
as of March 31, 2007 (Liquidation Basis)	3

Condensed Consolidated Statements of Changes in Net Assets in Liquidation (Unaudited) for the Three and Nine Months Ended
March 31, 2007 and 2006 (Liquidation Basis)	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended
March 31, 2007 and 2006 (Liquidation Basis)	5

Notes to the Condensed Consolidated Financial Statements as of March 31, 2007 (Unaudited)	6

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Net Assets in Liquidation
(Liquidation Basis)
(In thousands)
(Unaudited)

March 31, 2007
ASSETS
ASSETS:
Cash	$1

TOTAL ASSETS	$1

LIABILITIES
LIABILITIES:
Accrued expenses and other liabilities	$12
Due to related parties	79

TOTAL LIABILITIES	$91

COMMITMENT AND CONTINGENCIES

DEFICIENCY IN NET ASSETS AVAILABLE IN LIQUIDATION	$(90)

See accompanying notes to the condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets in Liquidation
(Liquidation Basis)
(In thousands)
(Unaudited)
	Three Months ended March 31,		Nine Months ended March 31,
	2007	2006	2007	2006
SALES:
Net sales	$-	$-	$-	$-

COST OF GOODS SOLD:
Cost of goods sold	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSE:
Selling, general and administrative expenses	(7)	(2)	(43)	(32)

NET LOSS	(7)	(2)	(43)	(32)

NET ASSETS (DEFICIENCY) BEGINNING OF PERIOD	(83)	(15)	(47)	216

LESS DISTRIBUTION TO COMMON SHAREHOLDERS	-	-	-	(200)

EFFECT OF FOREIGN EXCHANGE RATES	-	-	-	(1)

DEFICIENCY IN NET ASSETS AVAILABLE IN LIQUIDATION END OF PERIOD	$(90)	$(17)	$(90)	$(17)

See accompanying notes to the condensed consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Liquidation Basis)
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43)	$(32)
Changes in assets and liabilities
Income tax receivable	-	22
Accrued expenses and other liabilities	(57)	(178)
Due to related parties	79	-
Net cash used in operating activities	(21)	(188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to common shareholders	-	(200)
Net cash used in financing activities	-	(200)

Effect of foreign exchange rates	-	(1)

NET DECREASE IN CASH	(21)	(389)

Cash at beginning of period	22	424

CASH AT END OF PERIOD	$1	$35

See accompanying notes to the condensed consolidated financial statements.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2007
(Unaudited)

1 Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”), and under the liquidation basis of accounting since July 1, 2001, and pursuant to the rules and regulations for reporting on Form 10-QSB. These condensed consolidated financial statements have not been audited by independent public accountants but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. Accordingly, certain information and notes required by GAAP for complete financial statements are not included herein. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-KSB.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Adoption of New Accounting Policy

Effective January1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No.48, Accounting for Uncertainty in Income Taxes (“FIN 48”) -an interpretation of FASB Statement No 109, Accountingfor Income Taxes. he Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under YIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures At the date of adoption, and as of March 31, 2007, die Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U S. federal jurisdiction and various states The Company is subject to U.S federal or state income tax examinations by tax authorities for years after 2002 During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S federal and state tax purposes that have attributes from closed periods Sincethese net operating losses and tax credit carry forwards may be utilizedin future periods, they remain subject to examination,

The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense As of March 31, 2007, The Company has no accrued interest or penalties related to uncertain tax positions

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2007
(Unaudited)

2 Liquidation

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

Hence, with the complete termination of all lines of credit available to the Company, the closures of Nor’easter and Colchester and the loss of American Micro, the Company had no alternative but to proceed with a complete liquidation and eventual sale or dissolution of the Company. On July 12, 2005, the Company declared a cash dividend in the aggregate amount of $200,000 on the issued and outstanding shares of Common Stock held by shareholders of record as of August 1, 2005. The dividend was paid on September 1, 2005. During the nine months ended March 31, 2007, the Company’s primary cash requirements were for accounting and other professional and administrative expenses which were funded by shareholder loans. Management is currently marketing the Company for sale. As of March 31, 2007, liquidation is almost complete with the only asset being cash in the approximate amount of $715.

EUROPEAN MICRO HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2007
(Unaudited)

3 Related Party Transactions

There have not been any related party sales or purchases since June 2001.

Due from/to related parties

a)	No amounts were due from related parties at March 31, 2007.

b)	Due to related parties at March 31, 2007 consists of accounts payable to Harry Shields in the amount of $59,000 and accounts payable to John Gallagher in the amount of $20,000.

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

With the exception of accounting and other professional and administrative expenses, the Company did not have any operations for the nine months ended March 31, 2007 and 2006.

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

Liquidity and Capital Resources

During July, 2001 the management approved a plan for the liquidation and eventual sale or dissolution of the Company. Accordingly, we have been engaged in an ongoing orderly liquidation of our assets. On July 12, 2005, the Company declared a cash dividend in the aggregate amount of $200,000 on the issued and outstanding shares of Common Stock held by shareholders of record as of August 1, 2005. The dividend was paid on September 1, 2005. During the nine months ended March 31, 2007, the Company’s primary cash requirements were for accounting and other professional and administrative expenses which were funded by shareholder loans. Management is currently marketing the Company for sale. As of March 31, 2007, liquidation is almost complete with the only asset being cash in the approximate amount of $715.

Adoption of New Accounting Policy

See Note 1 to our condensed unaudited consolidated financial statements in Part 1, Item 1, Financial Statements to this Form 10-QSB for adoption of new accounting policy.

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

Dated: May 8, 2007	EUROPEAN MICRO HOLDINGS, INC.

By: /s/ John B. Gallagher
John B. Gallagher, Co-President

By: /s/ Harry D. Shields
Harry D. Shields, Co-President