Form 10KSB
period 2007-06-30
EUROPEAN MICRO HOLDINGS INC
filed 2007-10-10
CIK 1052914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

EUROPEAN MICRO HOLDINGS, INC.
(Exact name of registrant as specified in charter)

Nevada	65-0803752
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

2631 East Oakland Park Blvd, Suite 201, Ft. Lauderdale, Florida 33306
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number:	(954) 524-1888

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	None

Name of each exchange on which registered	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001 per share

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

The market value of shares held by nonaffiliates is $100,618 based on the bid price of $0.06 per share at September 30, 2007.

As of September 30, 2007, the Company had 5,029,667 shares of common stock issued and outstanding.

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

In July 2001, management approved a plan for the liquidation and eventual sale or dissolution of the Company. Accordingly, we have been engaged in an ongoing orderly liquidation of our assets. With the exception of accounting and other professional and administrative expenses, the Company did not have any operations for the years June 30, 2007 and 2006. Management is currently marketing the Company for sale. As of September 30, 2007, liquidation is almost complete with the only asset being cash in the approximate amount of $598.

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

European Micro Holding’s headquarters are located at 2631 East Oakland Park Blvd, Suite 201, Ft. Lauderdale, Florida 33306, and its telephone number is (954) 524-1888.

Industry

None

Strategy

None

Products and Customers

None

Sources of Supply

None

Sales and Marketing

None

Competition

None

Employees

On September 30, 2007 the Company had three employees.

ITEM 2. DESCRIPTION OF PROPERTIES.

The corporate headquarters of European Micro Holdings, Inc. is located in Ft Lauderdale, Florida. During the liquidation process, all leased properties have been vacated and the lease expired or a settlement was reached with the lessor.
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

The Company’s high and low bid prices by quarter during fiscal 2007 and 2006 are presented as follows:

	Fiscal Year 2007
	High	Low
First Quarter (July 2006 to September 2006)	$0.03	$0.03
Second Quarter (October 2006 to December 2006)	0.07	0.03
Third Quarter (January 2007 to March 2007)	0.08	0.07
Fourth Quarter (April 2007 to June 2007)	0.07	0.04

	Fiscal Year 2006
	High	Low
First Quarter (July 2005 to September 2005)	$0.03	$0.03
Second Quarter (October 2005 to December 2005)	0.03	0.03
Third Quarter (January 2006 to March 2006)	0.03	0.03
Fourth Quarter (April 2006 to June 2006)	0.03	0.03

On September 30, 2007, the Company had approximately 117 shareholders of record.

Dividends

During the fiscal year ended June 30, 2007, no dividends were declared or paid. During fiscal year 2006, the Company declared a dividend in the aggregate amount of $200,000 on the outstanding shares of Common Stock of record as of August 1, 2005. The dividend was paid on September 1, 2005.

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

Recent Accounting Pronouncements

Effects of Prior Year Misstatements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during its fiscal year ending June 30, 2007. The adoption did not have a material effect on results of operations, financial position, or cash flows.

Accounting for Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). —an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). Statement 159 allows companies to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, all unrealized gains or losses in fair value for that instrument shall be reported in earnings at each subsequent reporting date. Statement 159 is effective for fiscal years that begin after November 15, 2007, which for us will be our fiscal 2008. We are currently evaluating the impact Statement 159 will have on our consolidated financial position, results of operations and cash flows.

Liquidity and Capital Resources

The Company’s primary cash requirements were for accounting and other professional and administrative expenses which were funded by shareholder loans. Majority shareholders, John B. Gallagher and Harry D. Shields have each advanced $20,000 and $59,000 respectively.

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

Hence, with the complete termination of all lines of credit available to the Company, the closures of Nor’easter and Colchester and the loss of American Micro, the Company had no alternative but to proceed with a complete liquidation of all assets. At June 30, 2007, the Company had $142 of cash which is a $22,000 decrease from the June 30, 2006 amount of $22,000. The decrease was due to payment of accounting and administrative expenses which are being funded by shareholder loans. On July 12, 2005, the Company declared a cash dividend in the aggregate amount of $200,000 on the issued and outstanding shares of Common Stock held by shareholders of record as of August 1, 2005. The dividend was paid on September 1, 2005. As of September 30, 2007, liquidation is almost complete with the only asset being cash in the approximate amount of $598.

Currency Risk Management

Reporting Currency. European Micro Holding’s reporting and functional currency, as defined by Statement of Financial Accounting Standards No. 52, was the U.S. dollar.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company appear beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
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

(B) Changes in Internal Controls:

In connection with the evaluation of the Company’s internal controls during the period covered by this report, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

John B. Gallagher Age 52
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

Harry D. Shields Age 57
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

Jay Nash Age 45
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

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

Summary Compensation Table

The following table sets forth compensation information for the three fiscal years ended June 30, 2007 for the Company's Chief Executive Officers and the one other executive officers of the Company.

		Annual Compensation			Long-Term Compensation
Name and Principal Position(s)	Fiscal Year	Salary	Bonus	Other Annual Compensation	No. of Stock Options Granted	All Other Compensation

John B. Gallagher	2007	$0	$0	$0	0	$0
Co-Chairman and Co-President	2006	0	0	0	0	0
	2005	$175,000	0	0	0	0

Harry D. Shields	2007	$0	$0	$0	0	$0
Co-Chairman and Co-President	2006	0	0	0	0	0
	2005	$125,000	0	0	0	0

Jay Nash	2007	$0	$0	$0	0	$0
Chief Financial Officer, Controller,	2006	0	0	0	0	0
Secretary and Treasurer	2005	$85,000	0	0	0	0

Option Grants in Fiscal 2007

During Fiscal 2007, the Company did not grant options to any of the named executive officers.

Option Exercises and Values for Fiscal 2007

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Directors and Executive Officers

The following table shows the amount of common stock of the Company beneficially owned by the Company’s directors, the executive officers named in the Summary Compensation Table below and by all directors and executive officers as a group as of September 30, 2007. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of September 30, 2007, the Company had 5,029,667 shares of common stock outstanding.

Name and Address	Shares Beneficially Owned	Percent of Class
John B. Gallagher	1,750,000	34.8%
Harry D. Shields	1,602,696	31.9%
All officers and directors as a group	3,352,696	66.7%

Section 16(a) Beneficial Ownership Reporting Compliance

Except as noted below, based upon a review of filings with the Securities and Exchange Commission, the Company believes that all of the Company’s directors and executive officers complied during Fiscal 2007 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

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

During Fiscal 2005, the Company repaid money to Harry D. Shields. Harry D. Shields who is the Co-Chairman, Co-President, director and a significant stockholder of the Company, was also the owner of Technology Express, Inc. John B. Gallagher who is the Co-Chairman, Co-President, director and a significant stockholder of the Company, was also the owner of American Micro. In addition, Jay Nash, who is Chief Financial Officer, Controller, Secretary and Treasurer of the Company, had been an officer of Technology Express since 1992.

ITEM 13. EXHIBITSAND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

(b) Reports on Form 8-K.

None.

ITEM 14. PRINCIPAL ACCOUNTING FEESAND SERVICES.

AUDIT FEE

The aggregate fees for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSB and 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2007	$11,000
2006	$11,000

ALL OTHER FEES

The aggregate fees in each of the last two fiscal years for the products and services provided by the principal accountant other than the services reported in the above paragraph were:

2007	$-
2006	$-

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: October 10, 2007.

EUROPEAN MICRO HOLDINGS, INC.

By:	/s/ John B. Gallagher
John B. Gallagher Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Harry D. Shields Harry D. Shields	Co-Chairman; Co-President (Principal Executive Officer); Director	October 10, 2007

/s/ John B. Gallagher John B. Gallagher	Co-Chairman; Co-President (Principal Executive Officer); Director	October 10, 2007

/s/ Jay P. Nash Jay P. Nash	Chief Financial Officer and Controller (Principal Financial Officer and Controller)	October 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
European Micro Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated statement of net assets in liquidation of European Micro Holdings, Inc. and Subsidiaries (the "Company") as of June 30, 2007 and the related consolidated statements of changes in net assets and cash flows for the years ended June 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of European Micro Holdings, Inc. and Subsidiaries as of June 30, 2007, and the results of their operations and their cash flows for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
October 4, 2007

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statement of Net Assets in Liquidation
(Liquidation Basis)
(In thousands)

June 30, 2007
ASSETS
ASSETS:
Cash	$-

TOTAL ASSETS	$-

LIABILITIES
LIABILITIES:
Accrued expenses and other liabilities	$19
Due to related parties	79

TOTAL LIABILITIES	$98

COMMITMENT AND CONTINGENCIES

DEFICIENCY IN NET ASSETS AVAILABLE IN LIQUIDATION	$(98)

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets in Liquidation for the years ended
June 30, 2007 and 2006
(Liquidation Basis)
(In thousands)

	2007	2006
SALES:
Net sales	$-	$-

COST OF GOODS SOLD:
Cost of goods sold	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Selling, general and administrative expenses	(51)	(62)

LOSS FROM OPERATIONS	(51)	(62)

OTHER INCOME
Interest Income	-	-

TOTAL OTHER INCOME	-	-

NET LOSS	(51)	(62)

NET ASSETS (DEFICIENCY) BEGINNING OF PERIOD	(47)	216

LESS DISTRIBUTION TO COMMON SHAREHOLDERS	-	(200)

EFFECT OF FOREIGN EXCHANGE RATES	-	(1)

DEFICIENCY IN NET ASSETS AVAILABLE IN LIQUIDATION END OF PERIOD	$(98)	$(47)

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

 Consolidated Statements of Cash Flows
For the years ended June 30, 2007 and 2006
(Liquidation Basis)
(In thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51)	$(62)
Changes in assets and liabilities
Income taxes receivable	-	22
Accrued expenses and other liabilities	(50)	(161)
Due to related parties	79	-

Net cash used in operating activities	(22)	(201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to common shareholders	-	(200)

Net cash used in financing activities	-	(200)

Effect of foreign exchange rates	-	(1)

NET DECREASE IN CASH	(22)	(402)
Cash at beginning of year	22	424

CASH AT END OF YEAR	$-	$22

See accompanying notes to consolidated financial statements.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2007

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

In July 2001, management approved a plan for the liquidation and eventual sale or dissolution of the Company. Accordingly, we have been engaged in an ongoing orderly liquidation of our assets. With the exception of accounting and other professional and administrative expenses, the Company did not have any operations for the years June 30, 2007 and 2006. Management is currently marketing the Company for sale. As of September 30, 2007, liquidation is almost complete with the only asset being cash in the approximate amount of $598.

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

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2007 (continued)

Summary of Significant Accounting Policies and Organization (continued)

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

(E) Income Taxes

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

(F) Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accrued expenses and other current liabilities and due to related parties approximate fair value because of their short maturities.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2007 (continued)

Summary of Significant Accounting Policies and Organization (continued)

(G) Loss Per Common Share

Since the adoption of the liquidation basis of accounting on July 1, 2001, loss per share was not computed as such amounts are not deemed to be meaningful.

(H) Adoption of New Accounting Policy

Effects of Prior Year Misstatements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during its fiscal year ending June 30, 2007. The adoption did not have a material effect on results of operations, financial position, or cash flows.

Accounting for Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). —an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2007 (continued)

Summary of Significant Accounting Policies and Organization (continued)

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). Statement 159 allows companies to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, all unrealized gains or losses in fair value for that instrument shall be reported in earnings at each subsequent reporting date. Statement 159 is effective for fiscal years that begin after November 15, 2007, which for us will be our fiscal 2008. We are currently evaluating the impact Statement 159 will have on our consolidated financial position, results of operations and cash flows.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2007(continued)

2	Taxes

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

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate of 34% to earnings before income taxes is summarized as follows (in thousands):

	Years ended June 30,
	2007	2006
US federal statutory rate on loss before income taxes	$(17)	$(20)
Change in valuation allowance	17	20

Income tax benefit	$-	$-

Sources of deferred tax assets are as follows (in thousands):

June 30, 2007
Deferred tax assets:
Property and equipment, principally due to differences in depreciation and amortization	$1,236
Net operating loss carry forwards	1,921
Other	386

Total gross deferred tax assets	3,543
Valuation allowance	(3,543)

Net deferred tax assets	$-0-

The Company has U.S. federal net operating loss carryforwards of approximately $4,300,000, which will begin to expire in 2018. The use of this net operating loss in future years may be restricted under Section 382 of the Internal Revenue Code. The valuation allowance, which increased in fiscal year 2007 by $17,000, has been provided for deferred tax assets as recoverability in future periods is not deemed to be more likely than not.

European Micro Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
As of June 30, 2007(continued)

3	Related Party Information

Due to related parties at June 30, 2007 consists of a note payable to Harry Shields in the amount of $59,000 and a note payable to John Gallagher in the amount of $20,000. Shields and Gallagher advanced funds to the company to pay administrative expenses. The notes are due on demand and do not accrue interest.

Nature of related party relationships

The entities listed above were related to the company in the following manner:

Harry Shields

Harry D. Shields is Co-Chairman, Co-President, a Director and shareholder (owning 32% of the outstanding shares) of European Micro Holdings, Inc.

John B. Gallagher

John B. Gallagher is Co-Chairman, Co-President, Director and shareholder (owning 35% of the outstanding shares) of European Micro Holdings, Inc. He was also the president of American Micro Computer Center and owns 50% of the outstanding shares of capital stock in that company.

4	Stockholders’ Equity, Stock Options and Incentive Plans

Employee Stock Purchase Plan

In January 1998, European Micro Holdings, Inc. adopted the 1998 Employee Stock Purchase Plan (the “employee plan”). A total of 50,000 common shares have been reserved for issuance under the plan. The shares issued under the employee plan will be purchased at 85% of market value or such higher percentage (not in excess of 100%) as may be established by the employee plan committee. The employee plan shall remain in effect until terminated by an action of the Board. No shares had been issued as of June 30, 2007.

Stock Incentive Plan

In January 1998, European Micro Holdings, Inc. adopted the 1998 Stock Incentive Plan (the “Plan”). A total of 500,000 common shares have been reserved for issuance under the Plan. As of June 30, 2007 and 2006 there were no outstanding options to purchase common shares. The committee may grant to such participants as the committee may select options entitling the participants to purchase shares of common stock for the Company in such numbers, at such prices and on such terms and subject to such conditions, consistent with the terms of the Plan, as may be established by the committee. The Plan shall remain in effect until terminated by an action of the Board.